Form 10-K
period 2000-12-31
PSE&G TRANSITION FUNDING LLC
filed 2001-04-23
CIK 1091602

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ------ to ------


Commission     Registrant, State of Incorporation,            I.R.S. Employer
File Number    Address, and Telephone Number                  Identification No.
-----------    ----------------------------------------   ----------------------
333-83635            PSE&G Transition Funding LLC               22-3672053
                (A Delaware limited liability company)
                           80 Park Plaza - T4D
                               P.O. Box 1171
                      Newark, New Jersey 07102-1171
                               973 297-2227

        Securities registered pursuant to Section 12 (b) of the Act: NONE

        Securities registered pursuant to Section 12 (g) of the Act: NONE

               Documents incorporated by reference: Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Registrant is a wholly owned subsidiary of Public Service Electric and Gas Company. Registrant meets the conditions set forth in General Instruction I (1)
(a) and (b) of Form 10-K and is filing this Annual Report on Form 10-K with the reduced disclosure format authorized by General Instruction I.


================================================================================

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----
PART I
------
Item 1.  Business..........................................................    1
Item 2.  Properties........................................................    2
Item 3.  Legal Proceedings.................................................    2
Item 4.  Submission of Matters to a Vote of Security Holders...............    2

PART II
-------
Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.........................................................    3
Item 6.  Selected Financial Data...........................................    3
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................    3
         Forward Looking Statements........................................    3
Item 7A. Qualitative and Quantitative Disclosures About Market Risk........    4
Item 8.  Financial Statements and Supplementary Data.......................    4
         Balance Sheets....................................................    5
         Notes to Financial Statements.....................................    6
         Independent Auditors' Reports.....................................    9
Item 9.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure............................................   10

PART III
--------
Item 10. Directors and Executive Officers of the Registrants...............   10
Item 11. Executive Compensation............................................   10
Item 12. Security Ownership of Certain Beneficial Owners and Management....   10
Item 13. Certain Relationships and Related Transactions....................   10

PART IV
-------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   10
         Signatures........................................................   11
         Exhibit Index.....................................................   12

                                     PART I
                                     ------

ITEM 1. BUSINESS

     PSE&G Transition Funding LLC (Transition Funding) is a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102 and was formed solely to purchase PSE&G's bondable transition property (BTP) as provided for in the bondable stranded cost rate order (Finance Order), discussed below. Transition Funding is a bankruptcy-remote financing entity and is a direct wholly-owned special purpose subsidiary of Public Service Electric and Gas Company (PSE&G), an operating public utility company engaged principally in the transmission, distribution and sale of electric energy and gas service in New Jersey. PSE&G is a direct wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG).

     Following the enactment of the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act), the New Jersey Board of Public Utilities (BPU) rendered a Final Order (Final Order) in August 1999 relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings providing, among other things, for PSE&G to recover up to $2.94 billion (net of tax) of its generation-related stranded costs through securitization of $2.4 billion (plus an estimated $125 million of associated transaction costs) and an opportunity to recover up to $540 million (net of tax) of its unsecuritized generation-related stranded costs on a net present value basis. The stranded costs represent various generation-related investments and other obligations that were anticipated to be unrecoverable through market-based rates in a competitive electricity generation retail market.

     Following the issuance of the Final Order, the BPU issued the Finance Order approving PSE&G's petition relating to the securitization transaction which authorized, among other things, the imposition of a non-bypassable transition bond charge (TBC) on PSE&G's customers; the sale of PSE&G's property right in such charge to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of transition bonds by such entity as consideration for such property right, including an estimated $125 million of transaction costs; and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity.

     In October and November 1999, appeals were filed challenging the validity of the Finance Order, as well as the Final Order. On April 13, 2000, the Appellate Division of the New Jersey Superior Court unanimously rejected the arguments made by appellants and affirmed the Final Order and Finance Order. In May 2000, the appellants requested the New Jersey Supreme Court to review certain aspects of the Appellate Division decision. In July 2000, the New Jersey Supreme Court granted the requests of the New Jersey Business User's Coalition, the New Jersey Ratepayer Advocate (RPA) and Co-Steel Raritan (Co-Steel), an individual PSE&G customer. On December 6, 2000, by a vote of 4 to 1, the New Jersey Supreme Court issued its order affirming the judgment of the Appellate Division. The 10-day period during which a party may request reconsideration of this order has expired and thus the New Jersey Supreme Court decision is final. As with any New Jersey Supreme Court decision, a party may request the court to enlarge this 10-day period under its rules. However, Transition Funding believes that, in light of the language of the court's order determining that it is in the public interest to expedite the disposition of the appeals, this relief would be extraordinary and that reconsideration would not be granted in any event. Although the opinions of the New Jersey Supreme Court justices relating to the order have not been issued, that does not affect the finality of the order.

     On March 6, 2001, Co-Steel filed a Petition of Writ of Certiotari (Petition) with the United States Supreme Court seeking limited review of the New Jersey Supreme Court decision, the granting of which is entirely discretionary with the Court. In order to be considered, the Petition must be made within 90 days of the final state supreme court order and must demonstrate an important federal question was decided by that court. The Clerk of the United States Supreme Court has directed that briefs in opposition to the Petition will be due 30 days after the New Jersey opinions are received. On March 19, 2001, the RPA filed a letter with the Clerk asking the Court to confirm that the RPA was not otherwise out of time to file a Petition. The Clerk indicated in response that the time for requesting certiotari began to run on December 6, 2000.

     On January 31, 2001, Transition Funding issued $2.525 billion of transition bonds in eight classes with maturities ranging from 1 year to 15 years. The net proceeds of the issuance were utilized to acquire PSE&G's property right in the TBC. The transition bonds are collateralized by the BTP created under the Energy Competition Act and the related Finance Order. The BTP represents the irrevocable right to recover, through a TBC billed by PSE&G to its retail electric customers within PSE&G's service territory, an amount sufficient to pay:

     o the interest, fees, expenses, costs, charges, credit enhancement and premiums, if any, associated with the transition bonds, and

     o    the principal amount of the transition bonds.

     As the TBC is a usage-based charge based on access to PSE&G's transmission and distribution system, the TBC will be assessed to customers regardless of whether the customers purchase electricity from PSE&G or a third party supplier. Also, if on-site generation facilities that are connected to PSE&G's transmission and distribution system produce power that is delivered to off-site retail customers in New Jersey, the transition bond charge will apply to the sale or delivery of that power.

     On each payment date, principal and interest on the transition bonds will be paid from the following sources:

     o transition bond charge collections remitted by the servicer (PSE&G) to the issuer (Transition Funding)

     o    amounts from any third party credit enhancement

     o investment earnings on amounts held in accounts established under the indenture agreement

     o    amounts payable to the issuer under any interest rate swap agreements

     o    other amounts available in the trust accounts held by the trustee.

     Transition Funding has no employees. Under the servicing agreement entered into by Transition Funding and PSE&G concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, will be required to collect the TBC on behalf of Transition Funding. Transition Funding will pay an annual servicing fee to PSE&G equal to 0.05% of the initial balance of Bonds issued. The servicing fee will also be recovered through the TBC.

ITEM 2. PROPERTIES

     Transition Funding does not own any tangible property. The primary asset of Transition Funding is the BTP described in Item 1. Business.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All outstanding equity interests in Transition Funding are owned by PSE&G.

ITEM 6. SELECTED FINANCIAL DATA

     Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of Transition Funding's financial condition and results of operations is in an abbreviated format pursuant to General Instruction I of Form 10-K. Such analysis should be read in conjunction with the financial statements attached hereto.

     Transition Funding had no operations during 2000. On January 31, 2001, Transition Funding issued $2.525 billion of transition bonds in eight classes with maturities ranging from 1 year to 15 years. The net proceeds of the issuance were utilized to acquire PSE&G's property right in the TBC (see Item 1. Business). Transition Funding will use collections of the TBC to make scheduled principal and interest payments on the transition bonds.

     As of December 31, 2000, Deferred Issuance Costs were approximately $37 million. As of January 31, 2001, Deferred Issuance Costs increased as a result of Transition Funding's significant costs relating to the issuance of the transition bonds, including costs of a hedging arrangement as permitted by the Finance Order. Costs in excess of the $125 million of estimated transaction costs provided for in the Finance Order will be recovered on a subordinated basis by Transition Funding through the TBC. The TBC rate was effective on
February 7, 2001, in accordance with the Final Order. For additional information, see Note 6. Subsequent Events.

FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "potential", variations of such words and similar expressions are intended to identify forward-looking statements. Transition Funding undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by Transition Funding prior to the effective date of the Private Securities Litigation Reform Act of 1995.

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: state and federal legal or regulatory developments; national or regional economic conditions; market demand and prices for energy; weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of PSE&G's facilities and third party suppliers; and the payment patterns of customers including the rate of delinquencies and the accuracy of the collections curve.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in Transition Funding's transition bonds is the potential loss arising from adverse changes in interest rates. Transition Funding has entered into an interest rate swap on its sole class of floating rate transition bonds (see Note 6. Subsequent Events). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          PSE&G TRANSITION FUNDING LLC
                                 BALANCE SHEETS


                                                    December 31,          December 31,
                                                        2000                  1999
                                                   --------------        -------------
Assets
     Cash                                             $     1,000           $    1,000
     Deferred Issuance Costs                           36,619,003            1,477,090
                                                   --------------        -------------
          Total Assets                                $36,620,003           $1,478,090
                                                   ==============        =============

Liabilities
     Payable to Member                                $36,619,003           $1,477,090
                                                   --------------        -------------
          Total Liabilities                            36,619,003            1,477,090

Member's Equity                                             1,000                1,000
                                                   --------------        -------------
          Total Liabilities and Member's Equity       $36,620,003           $1,478,090
                                                   ==============        =============
See Notes to Balance Sheets.

                         NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Operations

     PSE&G Transition Funding LLC (Transition Funding), a limited liability company, was formed under the laws of the State of Delaware on July 21, 1999, pursuant to a limited liability company agreement with Public Service Electric and Gas Company (PSE&G), as sole member of Transition Funding. PSE&G is an operating electric and gas utility and is a wholly owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). Transition Funding was organized for the sole purpose of purchasing and owning bondable transition property of PSE&G (BTP), issuing transition bonds (Bonds), pledging its interest in BTP and other collateral to a debt/security trustee to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

     BTP represents the irrevocable right of PSE&G, or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from customers pursuant to a bondable stranded cost rate order (BPU Financing Order), which was issued on September 17, 1999 by the State of New Jersey Board of Public Utilities (BPU) in accordance with the New Jersey Electric Discount and Energy Competition Act enacted in February 1999. The BPU Financing Order authorizes the TBC to be sufficient to recover $2.525 billion aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

     Transition Funding's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of PSE&G in the event PSE&G becomes subject to a bankruptcy proceeding. Both PSE&G and Transition Funding will treat the transfer of BTP to Transition Funding as a sale under applicable law. The Bonds will be treated as debt obligations of Transition Funding. For financial reporting and Federal income tax and State of New Jersey income and franchise tax purposes, the transfer of BTP to Transition Funding will be treated as a financing arrangement and not as a sale.
Furthermore, the results of operations of Transition Funding will be consolidated with PSE&G for financial and income tax reporting purposes.

Note 2.  Significant Accounting Policies

Regulation

     The application of generally accepted accounting principles by Transition Funding differs in certain respects from applications by non-regulated businesses. Transition Funding prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, Transition Funding has deferred certain costs, which will be amortized over various future periods.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from these estimates.

Deferred Issuance Costs

     The costs associated with the anticipated issuance of the Bonds are capitalized and upon issuance will be amortized over the life of the Bonds utilizing the effective interest method.

Income Taxes

     Transition   Funding  is  a  single-member   limited   liability   company.
Accordingly, all federal income tax effects and all material State franchise tax effects of Transition Funding's activities accrue to PSE&G.

Note 3.  The Bonds

     The purpose of Transition Funding is to issue Bonds pursuant to authority granted by the BPU in the BPU Financing Order. Transition Funding intends to issue Bonds in series (Series) from time to time, the maturities and interest rates of which will depend upon market conditions at the time of issuance. The proceeds will be used to fund the purchase of BTP from PSE&G. Under applicable law, the Bonds will not be an obligation of PSE&G or secured by the assets of PSE&G. Also under applicable law, the Bonds will be recourse to Transition Funding and will be collateralized on a pro rata basis by the BTP and the equity and assets of Transition Funding. The source of repayment will be the TBC authorized pursuant to the BPU Financing Order, which will be collected from PSE&G customers by PSE&G, as servicer. TBC collections will be deposited at least monthly by PSE&G with Transition Funding and used to pay the expenses of Transition Funding, to pay debt service on the Bonds and to fund any credit enhancement for the Bonds. Transition Funding will also pledge the capital contributed by PSE&G to secure the debt service requirements of the Bonds. The debt service requirements will include an overcollateralization subaccount, a capital subaccount and a reserve subaccount which will be available to bond holders. Any amounts collateralizing the Bonds will be returned to PSE&G upon payment of the Bonds.

Note 4.  Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by Transition Funding and PSE&G concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, will be required to manage and administer the BTP of Transition Funding and to collect the TBC on behalf of Transition Funding. Transition Funding will pay an annual servicing fee to PSE&G equal to 0.05% of the initial balance of Bonds issued. The servicing fee will also be recovered through the TBC.

     All debt issuance costs will be paid by PSE&G and reimbursed by Transition Funding upon issuance of the Bonds.

Note 5.  Accounting Matters

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Transition Funding adopted SFAS 133 effective January 1, 2001. Transition Funding had no transition adjustment as a result of adopting SFAS 133. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of Transition Funding.

Note 6.  Subsequent Events

     On January 31, 2001, Transition Funding issued $2.525 billion of transition bonds in eight classes with maturities ranging from 1 year to 15 years. The significant terms of the transition bonds issued by Transition Funding on January 31, 2001 are as follows:

                                                         Proceeds to
                    Initial                              Transition        Expected Final     Final Maturity
               Principal Balance    Interest Rate        Funding LLC        Payment Date           Date
               -----------------    -------------        -------------     --------------     --------------
Class A-1      $105,249,914             5.46%            $104,881,454         6/15/02             6/15/04
Class A-2      $368,980,380             5.74%            $367,464,694         3/15/05             3/15/07
Class A-3      $182,621,909             5.98%            $181,746,628         6/15/06             6/15/08
Class A-4      $496,606,425         LIBOR + 0.30%        $494,123,393         6/15/09             6/15/11
Class A-5      $328,032,965             6.45%            $326,306,606         3/15/11             3/15/13
Class A-6      $453,559,632             6.61%            $450,969,960         6/15/13             6/15/15
Class A-7      $219,688,870             6.75%            $218,219,850         6/15/14             6/15/16
Class A-8      $370,259,905             6.89%            $367,732,325        12/15/15            12/15/17

     Transition Funding has entered into an interest rate swap on its sole class of floating rate transition bonds. The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

     Transition Funding has incurred certain additional issuance costs in connection with the securitization transaction, including costs of a hedging arrangement as permitted by the Finance Order. Costs in excess of the $125 million of estimated transaction costs provided for in the Finance Order will be recovered on a subordinated basis by Transition Funding through the TBC. The TBC rate became effective on February 7, 2001, in accordance with the Final Order.

                          INDEPENDENT AUDITORS' REPORT

PSE&G Transition Funding LLC:

     We have audited the accompanying balance sheets of PSE&G Transition Funding LLC (the "Company") as of December 31, 2000 and December 31, 1999. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such balance sheets present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
April 13, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  The following documents are filed as a part of this report:

     a. PSE&G Transition Funding LLC Balance Sheets for the years ended December 31, 2000 and 1999 on page 5.

(B) The following reports on Form 8-K were filed during the last quarter of 2000 and the 2001 period covered by this report under the items indicated:

     Date of Report         Items Reported
     --------------         --------------
     January 25, 2001       Items 5 and 7
     February 7, 2001       Items 5 and 7

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PSE&G Transition Funding LLC

                            By  ROBERT E. BUSCH
                                --------------------
                                Robert E. Busch
                                Manager, Chief Executive Officer
                                Chief Financial Officer and
                                Principal Accounting Officer

Date: April 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                Title                               Date
     ---------                -----                               ----

     ROBERT E. BUSCH          Manager, Chief Executive Officer,   April 23, 2001
     ----------------------   Chief Financial Officer and
     Robert E. Busch          Principal Accounting Officer



     MORTON A. PLAWNER        Manager, Vice President             April 23, 2001
     ----------------------   and Treasurer
     Morton A. Plawner




     R. EDWIN SELOVER         Manager                             April 23, 2001
     ----------------------
     R. Edwin Selover




     DWIGHT JENKINS           Manager                             April 23, 2001
     ----------------------
     Dwight Jenkins




     DEAN A. CHRISTIANSEN     Manager                             April 23, 2001
     ----------------------
     Dean A. Christiansen

EXHIBIT INDEX

     Certain Exhibits previously filed with the Commission and the appropriate securities exchanges are indicated as set forth below. Such Exhibits are not being refiled, but are included because inclusion is desirable for convenient reference.

(a) Filed by Transition Funding with Registration Statement No. 333-83635 under the Securities Act of 1933, effective January 23, 2001, relating to the issuance of $2,525,000,000 Transition Bonds.

(b) Filed by Transition Funding with Form 8-K under the Securities Exchange Act of 1934, on February 7, 2001.


--------------------------------------------
              Exhibit Number
--------------------------------------------
  This Filing        Previous Filing
--------------------------------------------
      1.1           (b)           1.1      Underwriting Agreement dated as of January 25, 2001 among Public
                                           Service Electric and Gas Company, PSE&G Transition Funding LLC and
                                           Lehman Brothers, Inc., on behalf of itself and as the representative of the several underwriters named therein

      4.1           (a)           4.1      Limited Liability Company Agreement of PSE&G Transition Funding LLC

     4.1.1          (b)          4.1.1     Form of Amended and Restated Limited Liability Company Agreement of
                                           PSE&G Transition Funding LLC dated as of January 31, 2001

      4.2           (a)           4.2      Certificate of Formation of PSE&G Transition Funding LLC

     4.2.1          (b)          4.2.1     Form of Amended and
                                           Restated Certificate of Formation of
                                           PSE&G Transition Funding LLC dated as
                                           of January 25, 2001, which was filed
                                           with the Delaware Secretary of
                                           State's Office on January 26, 2001

      4.3           (a)           4.3      Form of Indenture

     4.3.1          (b)          4.3.1     Indenture dated as of January 31, 2001 between PSE&G Transition Funding
                                           LLC and The Bank of New York

     4.3.2          (b)          4.3.2     Series Supplement dated as of January 31, 2001 between PSE&G Transition
                                           Funding LLC and The Bank of New York

      4.4           (a)           4.4      Form of Transition Bonds

     10.1           (b)           10.1     Bondable Transition Property Sale Agreement dated as of January 31,
                                           2001 between Public Service Electric and Gas Company and PSE&G
                                           Transition Funding LLC

     10.2           (b)           10.2     Servicing Agreement dated as of January 31, 2001 between PSE&G
                                           Transition Funding LLC and Public Service Electric and Gas Company

     10.3           (a)           10.3     Petition of PSE&G to the State of New Jersey Board of Public Utilities,
                                           dated June 8, 1999

     10.4           (a)           10.4     Financing Order of the BPU issued September 17, 1999

      23                                   Independent Auditors' Consent

     25.1           (a)           25.1     Statement of Eligibility under the Trust Indenture Act of 1939, as amended, of The Bank of New York, as Trustee under the Indenture

     99.1           (a)           99.1     Final BPU restructuring order issued August 24, 1999

     99.2           (a)           99.2     Internal Revenue Service Private Letter Ruling pertaining to Transition
                                           Bonds