Form 10-Q
period 2001-03-31
PSE&G TRANSITION FUNDING LLC
filed 2001-05-15
CIK 1091602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                   (Mark One)
                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                                ----------------

  Commission       Registrant, State of Incorporation,        I.R.S. Employer
  File Number        Address, and Telephone Number           Identification No.
---------------  --------------------------------------    ---------------------
  333-83635           PSE&G Transition Funding LLC               22-3672053
                  (A Delaware limited liability company)
                             80 Park Plaza - T4D
                                P.O. Box 1171
                        Newark, New Jersey 07102-1171
                                  973 297-2227

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Registrant is a wholly owned subsidiary of Public Service Electric and Gas Company. Registrant meets the conditions set forth in General Instruction H(1)
(a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format authorized by General Instruction H.


--------------------------------------------------------------------------------
                          PSE&G TRANSITION FUNDING LLC
--------------------------------------------------------------------------------
                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statement of Income                                             1
           Balance Sheets                                                  2
           Statement of Cash Flows                                         3
           Notes to Financial Statements                                   4

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7

Item 3.    Qualitative and Quantitative Disclosures About Market Risk      8


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                               8

Item 6.    Exhibits and Reports on Form 8-K                                8

Signature                                                                  9

--------------------------------------------------------------------------------
                          PSE&G TRANSITION FUNDING LLC
--------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PSE&G TRANSITION FUNDING LLC
                               STATEMENT OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)






                                                       For the Quarter Ended
                                                          March 31, 2001
                                                     ------------------------

OPERATING REVENUES                                               $    36,690

OPERATING EXPENSES
   Amortization of Bondable Transition Property                        7,802
   Servicing Fees                                                        210
                                                           ------------------
       Total Operating Expenses                                        8,012
                                                           ------------------
OPERATING INCOME                                                      28,678
Interest Expense                                                      28,678
                                                           ------------------
NET INCOME                                                        $       --
                                                           ==================

See Notes to Consolidated Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                                 BALANCE SHEETS
                             (Thousands of Dollars)


                                                                (Unaudited)
                                                                 March 31,                December 31,
                                                                    2001                      2000
                                                             -------------------       -------------------
 ASSETS
   Current Assets:
     Cash                                                    $               1         $               1
     Restricted Cash                                                    14,508                        --
     Accounts Receivable-Member                                         34,739                        --
                                                             -------------------       -------------------
       Total Current Assets                                             49,248                         1
                                                             -------------------       -------------------
   Noncurrent Assets:
     Bondable Transition Property                                    2,517,198                        --
     Deferred Issuance Costs                                           111,992                    36,619
     Regulatory Asset                                                   10,453                        --
                                                             -------------------       -------------------
       Total Noncurrent Assets                                       2,639,643                    36,619
                                                             -------------------       -------------------

TOTAL ASSETS                                                         2,688,891                    36,620
                                                             -------------------       -------------------

LIABILITIES
   Current Liabilities:
     Current Portion of Long-term Debt                                  78,667                        --
     Payable to Member                                                 112,566                    36,619
     Overcollateralization                                                 142                        --
     Accrued Interest                                                   28,105                        --
     Derivative Liability                                               10,453                        --
                                                             -------------------       -------------------
       Total Current Liabilities                                       229,933                    36,619

   Long-Term Debt                                                    2,446,333                        --
                                                             -------------------       -------------------

TOTAL LIABILITIES                                                    2,676,266                    36,619
                                                             -------------------       -------------------

MEMBER'S EQUITY
     Capital                                                            12,625                         1
                                                             -------------------       -------------------
       Total Member's Equity                                            12,625                         1
                                                             -------------------       -------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                        $       2,688,891         $          36,620
                                                             ===================       ===================

See Notes to Consolidated Financial Statements.



                          PSE&G TRANSITION FUNDING LLC
                             STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)

                                                                                        For the Quarter Ended
                                                                                           March 31, 2001
                                                                                     --------------------------
Net income                                                                               $           --
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of Bondable Transition Property                                                      7,802
Amortization of Deferred Issuance Costs                                                             573
Net Changes in Certain Current Assets and Liabilities:
  Restricted Cash                                                                               (14,508)
  Accounts Receivable-Member                                                                    (34,739)
  Accounts Payable-Member                                                                        75,947
  Overcollateralization                                                                             142
  Accrued Interest                                                                               28,105
                                                                                         ------------------
  Net Cash Used By Operating Activities                                                          63,322
                                                                                         ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bondable Transition Property                                                   (2,525,000)
                                                                                         ------------------
  Net Cash Used in Investing Activities                                                      (2,525,000)
                                                                                         ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Long-Term Debt                                                                  2,525,000
  Deferred Issuance Costs                                                                       (75,946)
  Contributed Capital                                                                            12,624
                                                                                         ------------------
    Net Cash Provided By Financing Activities                                                 2,461,678
                                                                                         ------------------
Net Change in Cash and Cash Equivalents                                                              --
Cash and Cash Equivalents at Beginning of Period                                                      1
                                                                                         ------------------
Cash and Cash Equivalents at End of Period                                               $            1
                                                                                         ==================

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                          PSE&G TRANSITION FUNDING LLC
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Notes contained in PSE&G Transition Funding LLC's (Transition Funding) 2000 Annual Report on Form 10-K. These Notes update and supplement matters discussed in Transition Funding's 2000 Annual Report on Form 10-K.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in Transition Funding's 2000 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

Note 2.  Nature of Operations

     Transition Funding, a limited liability company, was formed under the laws of the State of Delaware on July 21, 1999, pursuant to a limited liability company agreement with Public Service Electric and Gas Company (PSE&G), as sole member of Transition Funding. PSE&G is an operating electric and gas utility and is a wholly owned subsidiary of Public Service Enterprise Group Incorporated
(PSEG). Transition Funding was organized for the sole purpose of purchasing and owning bondable transition property of PSE&G (BTP), issuing transition bonds (Bonds), pledging its interest in BTP and other collateral to a debt/security trustee to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

     BTP represents the irrevocable right of PSE&G, or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from customers pursuant to a bondable stranded cost rate order (Finance Order), which was issued on September 17, 1999 by the State of New Jersey Board of Public Utilities (BPU) in accordance with the New Jersey Electric Discount and Energy Competition Act enacted in February 1999. The Finance Order authorizes the TBC to be sufficient to recover $2.525 billion aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

     Transition Funding's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of PSE&G in the event PSE&G becomes subject to a bankruptcy proceeding. Both PSE&G and Transition Funding have recorded the transfer of BTP to Transition Funding as a sale under applicable law. The Bonds are being treated as debt obligations of Transition Funding. For Federal income tax and State of New Jersey income and franchise tax purposes, the transfer of BTP to Transition Funding is being treated as a financing arrangement and not as a sale.

Note 3.  Significant Accounting Policies

Regulation

     The application of generally accepted accounting principles by Transition Funding differs in certain respects from applications by non-regulated businesses. Transition Funding prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, Transition Funding has deferred the following costs, which will be amortized over various future periods:

     Bondable Transition Property

     The BTP was recorded at the acquired cost and is being amortized over the life of the Bonds, based on TBC revenues, interest accruals and other fees. The BTP is solely the property of Transition Funding.

     Deferred Issuance Costs

     The costs incurred in connection with the securitization transaction which are in excess of the $125 million of estimated transaction costs, as provided for in the Finance Order will be recovered, on a subordinated basis, through the TBC. These costs were capitalized and will be amortized over the life of the Bonds utilizing the effective interest method.

     Regulatory Asset

     For a description of the regulatory asset and the related derivative liability see Note. 6 Accounting Matters.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from these estimates.

Restricted Cash

     Revenues collected through the TBC billed by PSE&G to its retail electric customers are remitted to the Trustee and must be used to pay the interest and other expenses associated with the transition bonds, as well as the principal amount of the transition bonds. Also, as required by the Finance Order, Transition Funding deposited an amount equal to 0.5% of the initial principal amount of the 2000-1 Bonds into the Capital Subaccount with the Trustee. This amount was contributed by PSE&G to Transition Funding. This account is the last account drawn in the event funds are insufficient to make scheduled allocations. If the Capital Subaccount is used, it will be replenished from TBC remittances to its original level through the periodic reconciliation process. Accordingly, the TBC collections remitted to the Trustee and the Capital Subaccount are classified as "Restricted Cash" on the Balance Sheet.

Revenues

     Revenues are recorded on a calendar month basis which includes the use of estimates for usage not yet billed.

Income Taxes

     Transition   Funding  is  a  single-member   limited   liability   company.
Accordingly, all federal income tax effects and all State income and franchise tax effects of Transition Funding's activities accrue to PSE&G.

Note 4.  The Bonds

     On January 31, 2001, Transition Funding issued $2.525 billion of transition bonds in eight classes with maturities ranging from 1 year to 15 years. The significant terms of the transition bonds issued by Transition Funding on January 31, 2001 are as follows:


              Initial                          Proceeds to        Expected           Final
              Principal         Interest       Transition         Final              Maturity
              Balance             Rate         Funding LLC        Payment Date       Date
              ----------      -------------   ---------------    ---------------    ----------
Class A-1     $105,249,914       5.46%         $104,881,454       6/15/02             6/15/04
Class A-2     $368,980,380       5.74%         $367,464,694       3/15/05             3/15/07
Class A-3     $182,621,909       5.98%         $181,746,628       6/15/06             6/15/08
Class A-4     $496,606,425   LIBOR + 0.30%     $494,123,393       6/15/09             6/15/11
Class A-5     $328,032,965       6.45%         $326,306,606       3/15/11             3/15/13
Class A-6     $453,559,632       6.61%         $450,969,960       6/15/13             6/15/15
Class A-7     $219,688,870       6.75%         $218,219,850       6/15/14             6/15/16
Class A-8     $370,259,905       6.89%         $367,732,325       12/15/15           12/15/17


     Transition Funding has entered into an interest rate swap on its sole class of floating rate transition bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

     Transition Funding has incurred certain issuance costs in connection with the securitization transaction, including $201 million of costs of a hedging arrangement as permitted by the Finance Order. Costs in excess of the $125 million of estimated transaction costs provided for in the Finance Order will be recovered on a subordinated basis by Transition Funding through the TBC. The TBC rate became effective on February 7, 2001, in accordance with the Final Order.

     Under applicable law, the Bonds are not an obligation of PSE&G or secured by the assets of PSE&G. Also under applicable law, the Bonds are recourse to Transition Funding and are collateralized on a pro rata basis by the BTP and the equity and assets of Transition Funding. The source of repayment will be the TBC. TBC collections will be deposited at least monthly by PSE&G with Transition Funding and used to pay the expenses of Transition Funding, to pay debt service on the Bonds and to fund any credit enhancement for the Bonds. Transition
Funding has also pledged the capital contributed by PSE&G to secure the debt service requirements of the Bonds. The debt service requirements include an overcollateralization subaccount, a capital subaccount and a reserve subaccount which are available to bond holders. Any amounts collateralizing the Bonds will be returned to PSE&G upon payment of the Bonds.

Note 5.  Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by Transition Funding and PSE&G, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, will be required to manage and administer the BTP of Transition Funding and to collect the TBC on behalf of Transition Funding. Under the Finance Order, PSE&G will withhold from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. The fee was $210,416 for the period from the bond issuance through March 31, 2001.

     In addition, all debt issuance costs in excess of the $125 million of estimated transaction costs provided for in the Finance Order were paid by PSE&G. These costs and the related interest expense will be recovered, on a subordinated basis, by Transition Funding through the TBC and repaid to PSE&G.

Note 6.  Accounting Matters

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Transition Funding adopted SFAS 133 effective January 1, 2001. There was no transition adjustment to record for Transition Funding. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of Transition Funding.

     Transition Funding has entered into an interest rate swap on its sole class of floating rate transition bonds. The notional amount of the interest rate swap is $496.6 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $10.5 million as of March 31, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a Regulatory Asset on the Balance Sheet. This amount will vary over time as a result of changes in market conditions and are expected to be recorded through the TBC.

--------------------------------------------------------------------------------
                          PSE&G TRANSITION FUNDING LLC
--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in the PSE&G Transition Funding LLC 2000 Annual Report on Form 10-K affecting the financial condition and the results of operations of PSE&G Transition Funding LLC (Transition Funding). This discussion refers to the Financial Statements (Statements) and related Notes to Financial Statements (Notes) of Transition Funding and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and results of operations of Transition Funding is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 1 above.

Results of Operations

     Transition Funding is a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102 and was formed solely to purchase PSE&G's bondable transition property (BTP) as provided for in the bondable stranded cost rate order (Finance Order), discussed below. Transition Funding is a bankruptcy-remote financing entity and is a direct wholly-owned special purpose subsidiary of Public Service Electric and Gas Company (PSE&G), an operating public utility company engaged principally in the transmission, distribution and sale of electric energy and gas service in New Jersey. PSE&G is a direct wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG).

     On January 31, 2001, Transition Funding issued $2.525 billion of transition bonds in eight classes with maturities ranging from 1 year to 15 years. The transition bond charge (TBC) rate was effective on February 7, 2001, in accordance with the Final Order. From February 7, 2001 through March 31, 2001, Transition Funding recorded revenue generated from the TBC of approximately $37 million and interest expense of approximately $28 million, consisting primarily of accrued interest on the Bonds.

     The principal amount of the Bonds, interest, fees, and funding of the overcollateralization Subaccount will be recovered through the TBC payable by retail customers of electricity within PSE&G's service territory who receive electric delivery service from PSE&G. As part of PSE&G's responsibility as Servicer under the Servicing Agreement, PSE&G will remit to the TBC collections to the Trustee to make scheduled payments on the Bonds. The first payment of Bond principal, interest and all related expenses will be made by the Trustee on September 15, 2001. Transition Funding currently expects that there will be sufficient revenue generated from the TBC to make its scheduled payments.

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


                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     There are no updates to information reported under Item 3 of Part I of PSE&G Transition Funding LLC's 2000 Annual Report on Form 10-K.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits being filed with this document:

        None.


(B)     Reports on Form 8-K:

        Date of Report          Items Reported
        -----------------       ------------------------
        January 25, 2001        Items 5 and 7
        February 7, 2001        Items 5 and 7

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PSE&G TRANSITION FUNDING LLC
                                  (Registrant)

                              By: Patricia A. Rado
                    ----------------------------------------
                                Patricia A. Rado
                                   Controller
                         (Principal Accounting Officer)



Date: May 15, 2001