Form 10-Q
period 2001-06-30
PSE&G TRANSITION FUNDING LLC
filed 2001-08-09
CIK 1091602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                (Mark One)

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR

                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ---- to ----


 Commission           Registrant, State of Incorporation,       I.R.S. Employer
 File Number             Address, and Telephone Number        Identification No.
------------         --------------------------------------  -------------------
  333-83635               PSE&G Transition Funding LLC             22-3672053
                     (A Delaware limited liability company)
                               80 Park Plaza - T4D
                                  P.O. Box 1171
                          Newark, New Jersey 07101-1171
                                  973 297-2227

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

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
              Statements of Income                                            1
              Balance Sheets                                                  2
              Statements of Cash Flows                                        3
              Notes to Financial Statements                                   4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     9

Item 6. Exhibits and Reports on Form 8-K                                      9

Signature                                                                    10

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PSE&G TRANSITION FUNDING LLC
                              STATEMENTS OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)



                                                 For the Quarter      For the Six
                                                      Ended           Months Ended
                                                  June 30, 2001       June 30, 2001
                                                 -----------------  ------------------

REVENUES                                             $     66,747       $     103,437

EXPENSES
  Amortization of Bondable Transition Property             23,705              31,507
  Servicing Fees                                              316                 526
                                                     -------------      --------------
     Total Expenses                                        24,021              32,033
                                                     -------------      --------------
OPERATING INCOME                                           42,726              71,404
Interest Expense-Net                                       42,496              71,174
                                                     -------------      --------------
INCOME BEFORE INCOME TAXES                                    230                 230
Income Taxes                                                   --                  --
                                                     -------------      --------------
NET INCOME                                           $        230       $         230
                                                     =============      ==============
See Notes to Financial Statements.



                          PSE&G TRANSITION FUNDING LLC
                                 BALANCE SHEETS
                             (Thousands of Dollars)


                                                     (Unaudited)
                                                       June 30,       December 31,
                                                         2001             2000
                                                     -------------    --------------
ASSETS
  Current Assets:
     Cash                                            $        231     $          1
     Restricted Cash                                       62,366               --
     Receivable from Member                                53,710               --
                                                     -------------    --------------
     Total Current Assets                                 116,307                1
                                                     -------------    --------------

  Noncurrent Assets:
     Bondable Transition Property                       2,493,493               --
     Deferred Issuance Costs                              111,166           36,619
     Regulatory Asset                                         701               --
                                                     -------------    --------------
     Total Noncurrent Assets                            2,605,360           36,619
                                                     -------------    --------------
TOTAL ASSETS                                         $  2,721,667       $   36,620
                                                     =============    ==============

LIABILITIES
  Current Liabilities:
   Current Portion of Long-Term Debt                 $    105,250       $       --
   Current Portion of Payable to Member                     5,943           36,619
   Overcollateralization                                      355               --
   Accrued Interest                                        70,044               --
   Derivative Liability                                       701               --
                                                     -------------    ------------
     Total Current Liabilities                            182,293           36,619

  Long-Term Liabilities:
   Long-Term Debt                                       2,419,750               --
   Payable to Member                                      106,769               --
                                                     -------------    --------------
     Total Long-Term Liabilities                        2,526,519               --
                                                     -------------    --------------
TOTAL LIABILITIES                                       2,708,812           36,619
                                                     -------------    --------------

MEMBER'S EQUITY
   Contributed Capital                                     12,625                1
   Retained Earnings                                          230               --
                                                     -------------    --------------
     Total Member's Equity                                 12,855                1
                                                     -------------    --------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                $  2,721,667     $     36,620
                                                     =============    ==============
See Notes to Financial Statements.



                          PSE&G TRANSITION FUNDING LLC
                             STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                For the Six
                                                                Months Ended
                                                               June 30, 2001
                                                             ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $            230
  Adjustments to reconcile net income to net cash flows
  from operating activities:
  Amortization of Bondable Transition Property                         31,507
  Amortization of Deferred Issuance Costs                               1,545
  Net Changes in Certain Current Assets and Liabilities:
   Restricted Cash                                                    (62,366)
   Receivable from Member                                             (53,710)
   Payable to Member                                                   76,093
   Overcollateralization                                                  355
   Accrued Interest                                                    70,044
                                                             ------------------
   Net Cash Provided By Operating Activities                           63,698
                                                             ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bondable Transition Property                         (2,525,000)
                                                             ------------------
   Net Cash Used in Investing Activities                           (2,525,000)
                                                             ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Long-Term Debt                                        2,525,000
  Deferred Issuance Costs                                             (76,092)
  Contributed Capital                                                  12,624
                                                             ------------------
   Net Cash Provided By Financing Activities                        2,461,532
                                                             ------------------
Net Change in Cash and Cash Equivalents                                   230
Cash and Cash Equivalents at Beginning of Period                            1
                                                             ------------------
Cash and Cash Equivalents at End of Period                   $            231
                                                             ==================
Income Taxes Paid                                            $             --
Interest Paid                                                $             --

See Notes to Financial Statements.

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulation of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Financial Statements (Statements) and Notes to Financial Statements (Notes) update and supplement matters discussed in PSE&G Transition Funding LLC's (Transition Funding) 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and should be read in conjunction with those reports.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in Transition Funding's 2000 Annual Report on Form 10-K.

Note 2.  Nature of Operations

     Transition Funding, a limited liability company, was formed under the laws of the State of Delaware on July 21, 1999, pursuant to a limited liability company agreement with Public Service Electric and Gas Company (PSE&G), as sole member of Transition Funding. PSE&G is an operating electric and gas utility and is a wholly owned subsidiary of Public Service Enterprise Group Incorporated
(PSEG). Transition Funding was organized for the sole purpose of purchasing and owning bondable transition property of PSE&G (BTP), issuing transition bonds (Bonds), pledging its interest in BTP and other collateral to a debt/security trustee (Trustee) to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

     BTP represents the irrevocable right of PSE&G, or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from customers pursuant to a bondable stranded cost rate order (Finance Order), and rate unbundling and restructuring proceedings (Final Order), which were issued on September 17, 1999 by the State of New Jersey Board of Public Utilities (BPU) in accordance with the New Jersey Electric Discount and Energy Competition Act enacted in February 1999. The Finance Order authorizes the TBC to be sufficient to recover $2.525 billion aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

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

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================

                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

Note 3.  Significant Accounting Policies

Regulation

     The application of generally accepted accounting principles by Transition Funding differs in certain respects from applications by non-regulated businesses. Transition Funding prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a rate regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, Transition Funding has deferred certain costs, which will be amortized over various future periods.

Bondable Transition Property

     The BTP was recorded at the acquired cost and is being amortized over the life of the Bonds, based on TBC revenues, interest accruals and other fees. The BTP is solely the property of Transition Funding.

Deferred Issuance Costs

     The costs incurred in connection with the securitization transaction which are in excess of the $125 million of estimated transaction costs, as provided for in the Finance Order, will be recovered on a subordinated basis, through the TBC. These costs were capitalized and are being amortized over the life of the bonds utilizing the effective interest method.

Regulatory Asset

     For a description of the regulatory asset and the related derivative liability see Note 6. Accounting Matters.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of revenues, expenses, assets and liabilities, as well as the disclosure of contingencies. Actual results could differ from these estimates.

Restricted Cash

     Revenues collected through the TBC by PSE&G from its retail electric customers are remitted to the Trustee and must be used to pay the principal, interest and other expenses associated with the Bonds. Also, as required by the Finance Order, Transition Funding deposited an amount equal to 0.5% of the initial principal amount of the Series 2000-1 Bonds into the Capital Subaccount with the Trustee. This amount was contributed by PSE&G to Transition Funding. This account is the last account drawn in the event funds are insufficient to make scheduled allocations. If the Capital Subaccount is used, it will be replenished from TBC remittances to its original level through the periodic reconciliation process. Accordingly, the TBC collections remitted to the Trustee, including interest earned related to these funds and the Capital Subaccount are classified as "Restricted Cash" on the Balance Sheet.

Revenues

     Revenues are recorded on a calendar month basis and include estimates for usage not yet billed.

Interest Expense

     Interest Expense consists primarily of accrued interest on the Bonds. Also included in Interest Expense is the amortization of the deferred issuance costs and interest related to debt issuance costs in excess of the $125 million of estimated transaction costs provided for in the Finance Order which were paid by PSE&G. Interest earned on TBC collections deposited with the Trustee is netted against Interest Expense. Interest earned on deposited TBC funds reduce the BTP and will affect the calculation of future rates. Interest earned on funds in the Capital Subaccount will result in Net Income at Transition Funding and will be periodically dividended to PSE&G.

Income Taxes

     Transition   Funding  is  a  single-member   limited   liability   company.
Accordingly, all Federal and State income tax effects of Transition Funding's activities accrue to PSE&G.

Note 4.  The Bonds

     On January 31, 2001, Transition Funding issued $2.525 billion of Bonds in eight classes with maturities ranging from one year to fifteen years. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

         The significant terms of the Bonds issued by Transition Funding on January 31, 2001 are as follows:



                           Initial                             Proceeds to          Expected            Final
                          Principal           Interest          Transition           Final            Maturity
                           Balance              Rate           Funding LLC        Payment Date          Date
    ================== ================= =================== ================= =================== ================
    Class A-1          $105,249,914            5.46%         $104,881,454           6/15/02            6/15/04
    Class A-2          $368,980,380            5.74%         $367,464,694           3/15/05            3/15/07
    Class A-3          $182,621,909            5.98%         $181,746,628           6/15/06            6/15/08
    Class A-4          $496,606,425        LIBOR + 0.30%     $494,123,393           6/15/09            6/15/11
    Class A-5          $328,032,965            6.45%         $326,306,606           3/15/11            3/15/13
    Class A-6          $453,559,632            6.61%         $450,969,960           6/15/13            6/15/15
    Class A-7          $219,688,870            6.75%         $218,219,850           6/15/14            6/15/16
    Class A-8          $370,259,905            6.89%         $367,732,325           12/15/15          12/15/17
    ================== ================= =================== ================= =================== ================

     Transition Funding has entered into an interest rate swap on its sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%.

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================
                   NOTES TO FINANCIAL STATEMENTS -- CONCLUDED

     Transition Funding has incurred certain additional issuance costs in connection with the securitization transaction, including $201 million of costs of a hedging arrangement as permitted by the Finance Order. Costs in excess of the $125 million of transaction costs provided for in the Finance Order are being recovered on a subordinated basis by Transition Funding through the TBC. The TBC rate became effective on February 7, 2001, in accordance with the Final Order.

     Under applicable law, the Bonds are not an obligation of PSE&G or secured by the assets of PSE&G. Also under applicable law, the Bonds are recourse to Transition Funding and are collateralized on a pro rata basis by the BTP and the equity and assets of Transition Funding. The source of repayment will be the TBC. TBC collections are deposited at least monthly by PSE&G with the Trustee and used to pay the expenses of Transition Funding, to pay debt service on the Bonds and to fund any credit enhancement for the Bonds. Transition Funding has also pledged the capital contributed by PSE&G to secure the debt service requirements of the Bonds. The debt service requirements include an overcollateralization subaccount, a capital subaccount and a reserve subaccount which are available to bond holders. Any amounts collateralizing the Bonds will be returned to PSE&G upon payment of the Bonds.

Note 5.  Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by Transition Funding and PSE&G, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, will be required to manage and administer the BTP of Transition Funding and to collect the TBC on behalf of Transition Funding. Under the Finance Order, PSE&G will withhold from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. The fee was approximately $316 thousand for the quarter ended June 30, 2001 and approximately $526 thousand from the bond issuance through June 30, 2001.

Note 6.  Accounting Matters

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Transition Funding adopted SFAS 133 effective January 1, 2001. There was no transition adjustment to record for Transition Funding.

     Transition Funding has entered into an interest rate swap on its sole class of floating rate Bonds. The notional amount of the interest rate swap is $496 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $701 thousand as of June 30, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a Regulatory Asset on the Balance Sheet. This amount will vary over time as a result of changes in market conditions and is expected to be recovered through the TBC.

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in Transition Funding's 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, affecting the financial condition and the results of operations of Transition Funding. This discussion refers to the Statements and related Notes of Transition Funding and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and results of operations of Transition Funding is in an abbreviated format pursuant to Instruction H of Form 10-Q.

Results of Operations

     Transition Funding was formed solely to purchase PSE&G's BTP as provided for in the Finance Order, discussed below. Transition Funding is a bankruptcy-remote financing entity and is a direct wholly-owned special purpose subsidiary of PSE&G, an operating public utility company engaged principally in the transmission, distribution and sale of electric energy and gas service in New Jersey. PSE&G is a direct wholly-owned subsidiary of PSEG. On January 31, 2001, Transition Funding issued $2.525 billion of Bonds in eight classes with maturities ranging from 1 year to 15 years. The TBC rate was effective on February 7, 2001, in accordance with the Final Order.

     For the quarter ended June 30, 2001, Transition Funding recorded revenue generated from TBC of approximately $67 million, amortization expense of approximately $24 million, servicing fees of approximately $316 thousand and interest expense of approximately $42 million. Interest expense includes approximately $40 million of interest on the Bonds, $1 million of amortization of deferred issuance costs and $2 million of interest related to excess debt issuance costs that were paid by PSE&G.

     From February 7, 2001 through June 30, 2001, Transition Funding recorded revenue generated from TBC of approximately $103 million, amortization expense of approximately $32 million, Servicing Fees of approximately $526 thousand, and Interest Expense of approximately $71 million. Interest Expense includes approximately $67 million of interest on the Bonds, $2 million of amortization of deferred issuance costs and $3 million of interest related to excess debt issuance costs that were paid by PSE&G.

     The principal amount of the Bonds, interest, fees, and funding of the overcollateralization subaccount will be recovered through the TBC payable by retail customers of electricity within PSE&G's service territory who receive electric delivery service from PSE&G. As part of PSE&G's responsibility as Servicer under the Servicing Agreement, PSE&G will remit the TBC collections to the Trustee to make scheduled payments on the Bonds. The first payment of bond principal, interest and all related expenses will be made by the Trustee on September 15, 2001. Transition Funding currently expects that there will be sufficient funds to make its scheduled payments.

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


================================================================================

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     There are no updates to information reported under Item 3 of Part I of PSE&G Transition Funding LLC's 2000 Annual Report on Form 10-K or Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A) Exhibits being filed with this document:

         None.

(B)  Reports on Form 8-K:

         None.

                                    SIGNATURE

Pursuant  to  the   requirements  of  the  Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PSE&G TRANSITION FUNDING LLC
                                  (Registrant)


                      By:      PATRICIA A. RADO
                      ------------------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)


Date: August 8, 2001