Form 10-Q
period 2001-09-30
PSE&G TRANSITION FUNDING LLC
filed 2001-11-02
CIK 1091602

================================================================================

                          PSE&G TRANSITION FUNDING LLC
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                (Mark One)
                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ------- to ---------


Commission        Registrant, State of Incorporation,         I.R.S. Employer
File Number       Address, and Telephone Number               Identification No.
-----------       ----------------------------------------    ------------------
333-83635         PSE&G Transition Funding LLC                22-3672053
                  (A Delaware limited liability company)
                  80 Park Plaza - T4D
                  P.O. Box 1171
                  Newark, New Jersey 07101-1171
                  973-297-2227
                  http://www.pseg.com


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

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================

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


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                          PSE&G TRANSITION FUNDING LLC
                              STATEMENTS OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                    For the Quarter            For the Nine
                                                                         Ended                 Months Ended
                                                                  September 30, 2001        September 30, 2001
                                                                  --------------------      --------------------
REVENUES                                                          $           78,616        $          182,053

EXPENSES
   Amortization of Bondable Transition Property                               35,834                    67,341
   Servicing Fees                                                                315                       841
                                                                  --------------------      --------------------
       Total Expenses                                                         36,149                    68,182
                                                                  --------------------      --------------------
OPERATING INCOME                                                              42,467                   113,871
Interest Expense-Net                                                         (42,377)                 (113,551)
                                                                  --------------------      --------------------
INCOME BEFORE INCOME TAXES                                                        90                       320
Income Taxes                                                                      --                        --
                                                                  --------------------      --------------------
NET INCOME                                                        $               90        $              320
                                                                  ====================      ====================

See Notes to Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                                 BALANCE SHEETS
                             (Thousands of Dollars)


                                                                                (Unaudited)
                                                                               September 30,              December 31,
                                                                                    2001                      2000
                                                                             -------------------       -------------------
ASSETS
   Current Assets:
      Cash                                                                   $              321        $                1
      Restricted Cash                                                                     6,115                        --
      Receivable from Member                                                             61,242                        --
                                                                             -------------------       -------------------
       Total Current Assets                                                              67,678                         1
                                                                             -------------------       -------------------

   Noncurrent Assets:
      Bondable Transition Property                                                    2,457,659                        --
      Deferred Issuance Costs                                                           108,768                    36,619
      Regulatory Asset                                                                   32,102                        --
                                                                             -------------------       -------------------
       Total Noncurrent Assets                                                        2,598,529                    36,619
                                                                             -------------------       -------------------
TOTAL ASSETS                                                                 $        2,666,207        $           36,620
                                                                             ===================       ===================

LIABILITIES
   Current Liabilities:
      Current Portion of Long-Term Debt                                       $         112,596        $               --
      Current Portion of Payable to Member                                                7,175                    36,619
      Overcollateralization                                                                 567                        --
      Accrued Interest                                                                   11,134                        --
                                                                             -------------------       -------------------
       Total Current Liabilities                                                        131,472                    36,619

   Long-Term Liabilities:
      Long-Term Debt                                                                  2,386,376                        --
      Derivative Liability                                                               32,102                        --
      Payable to Member                                                                 103,312                        --
                                                                             -------------------       -------------------
       Total Long-Term Liabilities                                                    2,521,790                        --
                                                                             -------------------       -------------------
TOTAL LIABILITIES                                                                     2,653,262                    36,619
                                                                             -------------------       -------------------

MEMBER'S EQUITY
      Contributed Capital                                                                12,625                         1
      Retained Earnings                                                                     320                        --
                                                                             -------------------       -------------------
       Total Member's Equity                                                             12,945                         1
                                                                             -------------------       -------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                                        $        2,666,207        $           36,620
                                                                             ===================       ===================

See Notes to Financial Statements.


                          PSE&G TRANSITION FUNDING LLC
                             STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                            For the Nine Months
                                                                                                   Ended
                                                                                            September 30, 2001
                                                                                         --------------------------
   Net income                                                                            $                    320
   Adjustments to reconcile net income to net cash flows from operating activities:
   Amortization of Bondable Transition Property                                                            67,341
   Amortization of Deferred Issuance Costs                                                                  2,551
   Net Changes in Certain Current Assets and Liabilities:
     Restricted Cash                                                                                       (6,115)
     Receivable from Member                                                                               (61,242)
     Payable to Member                                                                                     73,868
     Overcollateralization                                                                                    567
     Accrued Interest                                                                                      11,134
                                                                                         --------------------------
     Net Cash Provided By Operating Activities                                                             88,424
                                                                                         --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Bondable Transition Property                                                            (2,525,000)
                                                                                         --------------------------
     Net Cash Used in Investing Activities                                                             (2,525,000)
                                                                                         --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Long-Term Debt                                                                           2,525,000
   Repayment of Long-Term Debt                                                                            (26,028)
   Deferred Issuance Costs                                                                                (74,700)
   Contributed Capital                                                                                     12,624
                                                                                         --------------------------
     Net Cash Provided By Financing Activities                                                          2,436,896
                                                                                         --------------------------
Net Change in Cash and Cash Equivalents                                                                       320
Cash and Cash Equivalents at Beginning of Period                                                                1
                                                                                         --------------------------
Cash and Cash Equivalents at End of Period                                               $                    321
                                                                                         ==========================

Income Taxes Paid                                                                        $                     --
Interest Paid                                                                            $                 96,918

See Notes to Financial Statements.

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulation of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Financial Statements (Statements) and Notes to Financial Statements (Notes) update and supplement matters discussed in PSE&G Transition Funding LLC's (Transition Funding) 2000 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 and should be read in conjunction with those reports.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheet was derived from the audited consolidated financial statements included in Transition Funding's 2000 Annual Report on Form 10-K.

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

Restricted Cash

     Revenues collected through the TBC by PSE&G from its retail electric customers are remitted to the Trustee and must be used to pay the principal, interest and other expenses associated with the Bonds. Also, as required by the Finance Order, Transition Funding deposited an amount equal to 0.5% of the initial principal amount of the Series 2000-1 Bonds into the Capital Subaccount with the Trustee. This amount was contributed by PSE&G to Transition Funding. This account is the last account drawn in the event funds are insufficient to make scheduled allocations. If the Capital Subaccount is used, it will be replenished from TBC remittances to its original level through the periodic reconciliation process. Accordingly, the TBC collections remitted to the Trustee, including interest earned related to these funds and the Capital Subaccount are classified as "Restricted Cash" on the Balance Sheet. During the quarter ended September 30, 2001, approximately $6 million was withdrawn from equity funds to fund debt and interest payments.

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

     The significant terms of the Bonds issued by Transition Funding on January 31, 2001 are as follows:

                       ================= =================== ================= =================== ================
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

Note 5.  Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by Transition Funding and PSE&G, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, will be required to manage and administer the BTP of Transition Funding and to collect the TBC on behalf of Transition Funding. Under the Finance Order, PSE&G will withhold from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. The fee was approximately $315 thousand for the quarter ended September 30, 2001 and approximately $841 thousand from the bond issuance through September 30, 2001.

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

     Transition Funding has entered into an interest rate swap on its sole class of floating rate Bonds. The notional amount of the interest rate swap is $496 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(32) million as of September 30, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheet. This amount will vary over time as a result of changes in market conditions and is expected to be recovered through the TBC.

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in Transition Funding's 2000 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, affecting the financial condition and the results of operations of Transition Funding. This discussion refers to the Statements and related Notes of Transition Funding and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and results of operations of Transition Funding is in an abbreviated format pursuant to Instruction H of Form 10-Q.

Results of Operations

     For the quarter ended September 30, 2001, Transition Funding recorded revenue generated from TBC of approximately $79 million, amortization expense of approximately $36 million, servicing fees of approximately $315 thousand and interest expense of approximately $42 million. Interest expense includes approximately $40 million of interest on the Bonds, $1 million of amortization of deferred issuance costs and $2 million of interest related to excess debt issuance costs that were paid by PSE&G.

     From February 7, 2001 through September 30, 2001, Transition Funding recorded revenue generated from the TBC of approximately $182 million, amortization expense of approximately $67 million, Servicing Fees of approximately $841 thousand and Interest Expense of approximately $114 million. Interest Expense includes approximately $108 million of interest on the Bonds, $2 million of amortization of deferred issuance costs and $5 million of interest related to excess debt issuance costs that were paid by PSE&G.

Liquidity and Capital Resources

     The principal amount of the Bonds, interest, fees and funding of the overcollateralization subaccount are being recovered through the TBC payable by retail customers of electricity within PSE&G's service territory who receive electric delivery service from PSE&G. As part of PSE&G's responsibility as Servicer under the Servicing Agreement, PSE&G remits the TBC collections to the Trustee to make scheduled payments on the Bonds. The first payment of bond principal, interest and all related expenses was made by the Trustee on September 17, 2001.

     The September 17, 2001 payment was funded from Transition Funding's TBC collections, partially supplemented by approximately $6 million from the capital subaccount. In addition, a $7 million scheduled payment to PSE&G for excess issuance costs was deferred as these costs are subordinate to the Bonds. Transition Funding is expected to file with the BPU in November for an increase to the TBC rate as part of its annual true-up effective in January 2002. The increased TBC rate will replenish the capital subaccount and the overcollateralization account and enable Transition Funding to meet its scheduled payment to PSE&G. If approved, there will not be a net increase to customers' rates as this increase will be offset by a decrease in the Market Transition Charge PSE&G charges its customers.

Business Environment

     Transition Funding is currently evaluating the economic consequences of September 11, 2001 terrorist attacks on the United States and subsequent developments, particularly their impact on accelerating the continued economic slowdown in the United States and worldwide. The consequences of a prolonged recession may include continued uncertainty of energy prices and the capital commodity markets. Transition Funding cannot predict the impact of any further continued economic slowdown and potential interest payment defaults; however, such impact could have a material adverse effect on its financial condition, results of operations and net cash flows.

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

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: state and federal legal or regulatory developments; national or regional economic conditions; market demand and prices for energy; weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of PSE&G's facilities and third party suppliers; the payment patterns of customers including the rate of delinquencies and the accuracy of the collections curve; and acts of war or terrorism.

================================================================================


                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     There are no updates to information reported under Item 3 of Part I of PSE&G Transition Funding LLC's 2000 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.


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


                          PSE&G TRANSITION FUNDING LLC
                                  (Registrant)


                              By: Patricia A. Rado
                  -------------------------------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)


Date: November 1, 2001