Form 10-K405
period 2001-12-31
PSE&G TRANSITION FUNDING LLC
filed 2002-03-07
CIK 1091602

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
             (Mark One)

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______


Commission         Registrant, State of Incorporation,         I.R.S. Employer
File Number          Address, and Telephone Number            Identification No.
-----------   -------------------------------------------     ------------------
333-83635              PSE&G Transition Funding LLC                22-3672053
                  (A Delaware limited liability company)
                           80 Park Plaza - T4D
                              P.O. Box 1171
                      Newark, New Jersey 07102-1171
                              973 297-2227
                          http://www.pseg.com

        Securities registered pursuant to Section 12 (b) of the Act: NONE

        Securities registered pursuant to Section 12 (g) of the Act: NONE

               Documents incorporated by reference: Not Applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant is a wholly owned subsidiary of Public Service Electric and Gas Company. Registrant meets the conditions set forth in General Instruction I (1)
(a) and (b) of Form 10-K and is filing this Annual Report on Form 10-K with the reduced disclosure format authorized by General Instruction I.

================================================================================

                          PSE&G TRANSITION FUNDING LLC
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item 1.   Business.........................................................   1
Item 2.   Properties.......................................................   2
Item 3.   Legal Proceedings................................................   2
Item 4.   Submission of Matters to a Vote of Security Holders..............   2

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters........................................................   3
Item 6.   Selected Financial Data..........................................   3
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................   3
          Forward Looking Statements.......................................   4
Item 7A.  Qualitative and Quantitative Disclosures About Market Risk.......   4
Item 8.   Financial Statements.............................................   4
          Notes to Financial Statements....................................   9
          Independent Auditors' Reports....................................  13
Item 9.   Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure...........................................  14

PART III
Item 10.  Directors and Executive Officers of the Registrants..............  14
Item 11.  Executive Compensation...........................................  14
Item 12.  Security Ownership of Certain Beneficial Owners and Management...  14
Item 13.  Certain Relationships and Related Transactions...................  14

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  14
          Signatures.......................................................  15

                                     PART I

ITEM 1.  BUSINESS

     Unless the context  otherwise  indicates,  all  references  to  "Transition
Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     We were formed solely to purchase Public Service Electric and Gas Company's (PSE&G) bondable transition property (BTP) as provided for in the bondable stranded cost rate order (Finance Order), discussed below. We are a bankruptcy-remote financing entity and are a direct wholly-owned special purpose subsidiary of PSE&G, an operating public utility company engaged principally in the transmission, distribution and sale of electric energy and gas service in New Jersey. PSE&G is a direct, wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG).

     Following the enactment of the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act), the New Jersey Board of Public Utilities (BPU) rendered a Final Order (Final Order) in August 1999 relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings providing, among other things, for PSE&G to recover up to $2.94 billion (net of tax) of its generation-related stranded costs including the securitization of $2.4 billion (plus an estimated $125 million of associated transaction costs). The stranded costs represent various generation-related investments and other obligations that were anticipated to be unrecoverable through market-based rates in a competitive electricity generation retail market.

     Following the issuance of the Final Order, the BPU issued the Finance Order approving PSE&G's petition relating to the securitization transaction which authorized, among other things, the imposition of a non-bypassable transition bond charge (TBC) on PSE&G's customers; the sale of PSE&G's property right in such charge to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of transition bonds (Bonds) by such entity as consideration for such property right, including an estimated $125 million of transaction costs; and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity.

     On January 31, 2001, we issued $2.525 billion of transition bonds in eight classes with maturities ranging from 1 year to 15 years. The net proceeds of the issuance were utilized to acquire PSE&G's property right in the TBC. The transition bonds are collateralized by the BTP created under the Energy Competition Act and the related Finance Order. The BTP represents the irrevocable right to recover, through a TBC billed by PSE&G to its retail electric customers within PSE&G's service territory, an amount sufficient to pay:

     o the interest, fees, expenses, costs, charges, credit enhancement and premiums, if any, associated with the transition bonds, and

     o    the principal amount of the transition bonds.

     Approximately $230 million of issuance costs were incurred in connection with the securitization transaction, including costs of a hedging arrangement as permitted by the Finance Order. The $105 million in costs in excess of the $125 million of estimated transaction costs included in the BTP, as provided for in the Finance Order, were capitalized and will be recovered on a subordinated basis by PSE&G through the TBC. The TBC rate became effective on February 7, 2001, in accordance with the Final Order.

     As the TBC is a usage-based charge based on access to PSE&G's transmission and distribution system, the customers will be assessed regardless of whether the customers purchase electricity from PSE&G or a third party supplier. Also, if on-site generation facilities that are connected to PSE&G's transmission and distribution system produce power that is delivered to off-site retail customers in New Jersey, the transition bond charge applies to the sale or delivery of that power.

     Payments are made to the bondholders on a quarterly basis. Principal and interest on the transition bonds and the excess issuance costs will be paid from the following sources:

     o    TBC collections remitted by the servicer (PSE&G) to the issuer (us)

     o    amounts from any third party credit enhancement

     o investment earnings on amounts held in accounts established under the indenture agreement

     o    amounts payable to the issuer under any interest rate swap agreements

     o    other amounts available in the trust accounts held by the trustee

     To the extent that TBC collections are deficient or in excess of the principal and interest on the transition bonds, the TBC rate will be adjusted in the following year.

     We have no employees. Under the servicing agreement entered into by PSE&G and us concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to collect the TBC on behalf of us. We will pay an annual servicing fee to PSE&G equal to 0.05% of the initial balance of Bonds outstanding. The servicing fee is recovered through the TBC. Interest earned on funds in the Capital Subaccount results in Net Income for us and will be periodically dividended to PSE&G.

ITEM 2.  PROPERTIES

     We do not own any real property.  Our primary asset is the BTP described in
Item 1. Business.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of our outstanding equity interests are owned by PSE&G.

ITEM 6.  SELECTED FINANCIAL DATA

     Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of our financial condition and results of operations is in an abbreviated format pursuant to General Instruction I of Form 10-K. Such analysis should be read in conjunction with the financial statements attached hereto.

     On January 31, 2001, we issued $2.525 billion of transition bonds in eight classes with maturities ranging from 1 year to 15 years. The net proceeds of the issuance were utilized to acquire PSE&G's property right in the TBC (see Item 1. Business). We use collections of the TBC to make scheduled principal and interest payments on the transition bonds and to cover any additional administrative costs.

Results of Operations

     From February 7, 2001 through December 31, 2001, we recorded revenue generated from TBC of approximately $246 million, amortization expense of approximately $91 million, servicing fees of approximately $1 million and interest expense of approximately $154 million. Interest expense includes approximately $147 million of interest on the Bonds, $1 million of amortization of deferred issuance costs and $6 million of interest related to an obligation to PSE&G. (See Note 1. Organization, Basis of Presentation and Significant Accounting Policies, for a description of each item).

Liquidity and Capital Resources

     The principal amount of the Bonds, interest, fees and funding of the overcollateralization subaccount are being recovered through the TBC payable by retail customers of electricity within PSE&G's service territory who receive electric delivery service from PSE&G. As part of PSE&G's responsibility as servicer under the Servicing Agreement, PSE&G remits the TBC collections to the Trustee to make scheduled payments on the Bonds. During 2001 payments of bond principal, interest and all related expenses were made by the Trustee on September 17, 2001 and December 17, 2001 totalling approximately $201 million.

     The payments were primarily funded from our TBC collections, partially supplemented by approximately $0.7 million, net of replenishments, from the capital subaccount. In addition, scheduled payments to PSE&G for debt issuance costs were deferred as TBC collections were insufficient to meet this intercompany payment and these costs are subordinate to the Bonds. In December 2001, we filed for an increase to the TBC rate as part of our annual rate true-up, effective in January 2002, which was approved by the BPU. The increased TBC rate is designed to replenish the Capital Subaccount and the Overcollateralization account and enable us to meet our scheduled payment to PSE&G.

Critical Accounting Policies

     Regulation

     The application of generally accepted accounting principles by us as a regulated entity differs in certain respects from applications by non-regulated businesses. We prepare our financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71
"Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a rate regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, we have deferred certain costs, which will be amortized over various future periods.

                           FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "potential", variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive.

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: state and federal legal or regulatory developments; national or regional economic conditions; market demand and prices for energy; customer conservation; distributed generation technology; weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of PSE&G's facilities and third party suppliers; and the payment patterns of customers including the rate of delinquencies and the accuracy of the collections curve.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in our transition bonds is the potential loss arising from adverse changes in interest rates. We have entered into an interest rate swap on our sole class of floating rate (Class A-4) transition bonds (see
Note 2. The Bonds). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          PSE&G TRANSITION FUNDING LLC
                               STATEMENT OF INCOME
                             (THOUSANDS OF DOLLARS)

                                                          For the Year Ended
                                                           December 31, 2001
                                                         ---------------------
OPERATING REVENUES                                        $        246,496

OPERATING EXPENSES
   Amortization of Bondable Transition Property                     91,295
   Servicing and Administrative Fees                                 1,290
                                                         ---------------------
       Total Operating Expenses                                     92,585
                                                         ---------------------
OPERATING INCOME                                                   153,911
Interest Expense-Net                                              (153,548)
                                                         ---------------------
NET INCOME                                                $            363
                                                         =====================

See Notes to Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                           December 31,             December 31,
                                                               2001                     2000
                                                       ---------------------     -------------------
ASSETS
   Current Assets:
       Cash                                            $                363      $                1
       Restricted Cash                                               11,935                      --
     Receivable from Member                                          52,286                      --
                                                       ---------------------     -------------------
       Total Current Assets                                          64,584                       1
                                                       ---------------------     -------------------

   Noncurrent Assets:
      Bondable Transition Property                                2,433,705                      --
      Deferred Issuance Costs                                       103,245                  36,619
     Regulatory Assets                                               19,858                      --
                                                       ---------------------     -------------------
       Total Noncurrent Assets                                    2,556,808                  36,619
                                                       ---------------------     -------------------
TOTAL ASSETS                                           $          2,621,392      $           36,620
                                                       =====================     ===================

LIABILITIES
   Current Liabilities:
     Current Portion of Long-Term Debt                 $            120,455      $               --
     Current Portion of Payable to Member                             4,757                  36,619
     Overcollateralization                                              780                      --
     Accrued Interest                                                12,856                      --
                                                       ---------------------     -------------------
       Total Current Liabilities                                    138,848                  36,619
                                                       ---------------------     -------------------

   Long-Term Liabilities:
     Long-Term Debt                                               2,351,156                      --
     Derivative Liability                                            18,492                      --
     Payable to Member                                               99,908                      --
                                                       ---------------------     -------------------
       Total Long-Term Liabilities                                2,469,556                      --
                                                       ---------------------     -------------------
TOTAL LIABILITIES                                                 2,608,404                  36,619
                                                       ---------------------     -------------------

MEMBER'S EQUITY
     Contributed Capital                                             12,625                       1
       Retained Earnings                                                363                      --
                                                       ---------------------     -------------------
       Total Member's Equity                                         12,988                       1
                                                       ---------------------     -------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                  $          2,621,392      $           36,620
                                                       =====================     ===================
See Notes to Financial Statements.


                          PSE&G TRANSITION FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)



                                                                                         For the Year Ended
                                                                                            December 31,
                                                                                  2001                        2000
                                                                          ----------------------     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $                363       $                  --
   Adjustments to reconcile net income to net cash flows from operating activities:
   Amortization of Bondable Transition Property                                         91,295                          --
   Amortization of Deferred Issuance Costs                                               1,314                          --
   Net Changes in Certain Current Assets and Liabilities:
     Restricted Cash                                                                   (11,935)                         --
     Receivable from Member                                                            (52,286)                         --
       Payable to Member                                                                68,046                      36,619
     Overcollateralization                                                                 780                          --
     Accrued Interest                                                                   12,856                          --
   Other                                                                                (1,366)                         --
                                                                          ----------------------     -----------------------
     Net Cash Provided By Operating Activities                                         109,067                      36,619
                                                                          ----------------------     -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Bondable Transition Property                                         (2,525,000)                         --
                                                                          ----------------------     -----------------------
     Net Cash Used in Investing Activities                                          (2,525,000)                         --
                                                                          ----------------------     -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Long-Term Debt                                                        2,525,000                          --
   Repayment of Long-Term Debt                                                         (53,389)                         --
   Deferred Issuance Costs                                                             (67,940)                    (36,619)
   Contributed Capital                                                                  12,624                           1
                                                                          ----------------------     -----------------------
     Net Cash Provided By (Used In) Financing Activities                             2,416,295                     (36,618)
                                                                          ----------------------     -----------------------
Net Change in Cash and Cash Equivalents                                                    362                           1
Cash and Cash Equivalents at Beginning of Period                                             1                          --
                                                                          ----------------------     -----------------------
Cash and Cash Equivalents at End of Period                                $                363       $                   1
                                                                          ======================     =======================
Interest Paid                                                             $            140,658       $                  --

See Notes to Financial Statements.


                          PSE&G TRANSITION FUNDING LLC
                          STATEMENT OF MEMBER'S EQUITY
                             (THOUSANDS OF DOLLARS)


                                             Contributed Capital      Retained Earnings        Total
                                             -------------------      -----------------   ---------------
Balance as of January 1, 2000                $                --      $              --   $            --
     Net Income                                               --                     --                --
     Contributed Capital                                       1                     --                 1
                                             --------------------     -----------------   ---------------
Balance as of December 31, 2000                                1                     --                 1
                                             --------------------     -----------------   ---------------
     Net Income                                               --                    363               363
     Contributed Capital                                  12,624                     --            12,624
                                             --------------------     -----------------   ---------------
Balance as of December 31, 2001              $            12,625      $             363   $        12,988
                                             ====================     =================   ===============
See Notes to Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                          NOTES TO FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

Organization

     Unless the context  otherwise  indicates,  all  references  to  "Transition
Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     We were formed under the laws of the State of Delaware on July 21, 1999, pursuant to a limited liability company agreement with Public Service Electric and Gas Company (PSE&G), as our sole member. PSE&G is an operating electric and gas utility and is a wholly owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). We were organized for the sole purpose of purchasing and owning bondable transition property of PSE&G (BTP), issuing transition bonds (Bonds), pledging our interest in BTP and other collateral to a debt/security trustee (Trustee) to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

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

     Our organizational documents require us to operate in a manner so that we should not be consolidated in the bankruptcy estate of PSE&G in the event PSE&G becomes subject to a bankruptcy proceeding.

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Significant Accounting Policies

     Regulation

     The application of generally accepted accounting principles by us as a regulated entity differs in certain respects from applications by non-regulated businesses. We prepare our financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71
"Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a rate regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, we have deferred certain costs, which will be amortized over various future periods.

     Restricted Cash

     Revenues collected through the TBC by PSE&G from its retail electric customers are remitted to the Trustee and must be used to pay the principal, interest and other expenses associated with the Bonds. Also, as required by the Finance Order, we deposited an amount equal to 0.5% of the initial principal amount of the Series

     2000-1 Bonds into the Capital Subaccount with the Trustee. This amount was contributed by PSE&G to us. This account is the last account drawn in the event funds are insufficient to make scheduled allocations. If the Capital Subaccount is used, it will be replenished from TBC remittances to its original level through the periodic reconciliation process. Accordingly, the TBC collections remitted to the Trustee, including interest earned related to these funds, and the funds deposited into the Capital Subaccount are classified as "Restricted Cash" on the Balance Sheet. During the year, approximately a total of $0.3 million, net of replenishments, of the $12.6 million deposited in the Capital Subaccount were used to fund scheduled debt payments.

     Bondable Transition Property

     The BTP was recorded at the acquired cost and is being amortized over the life of the Bonds, based on TBC revenues, interest expenses and other fees. The BTP is solely our property.

     Deferred Issuance Costs

     The securitization transaction issuance costs in excess of the $125 million provided for in the Finance Order were funded by PSE&G and are recovered on a subordinated basis through the TBC. These costs were capitalized and are being amortized to interest expense over the life of the bonds utilizing the effective interest method.

     Regulatory Assets

     For a description of the regulatory asset and the corresponding derivative liability related to the interest rate swap on our sole class of floating rate debt, see Note 2. The Bonds. In addition, Regulatory Assets include amounts to be recovered to replenish the Capital Subaccount and the Overcollateralization funds which are used for supplementing debt payments when there is a shortfall in TBC collections.

     Overcollateralization

     The overcollateralization account is funded ratably from collections of TBC over the term of each series of transition bonds. The account is held by the trustee as a credit enhancement to fund payments in the event of a collection shortfall.

     Revenues

     Revenues are recorded on a calendar month basis and include estimates for usage not yet billed.

     Amortization Expense

     Amortization expense is recorded on the BTP using the effective interest method. Amortization expense is also adjusted based on the TBC revenue recorded and the deferred issuance costs.

     Interest Expense

     Interest Expense consists primarily of accrued interest on the Bonds. Also included in Interest Expense is the amortization of the deferred issuance costs and related interest on the obligation to PSE&G. Interest earned on TBC collections deposited with the Trustee is netted against Interest Expense. Interest earned on deposited TBC funds reduce the BTP and will affect the calculation of future TBC rates. Interest earned on funds in the Capital Subaccount will result in Net Income for us and will be periodically dividended to PSE&G.

     Income Taxes

     We are a single-member limited liability company. Accordingly, all Federal and State income tax effects of our activities accrue to PSE&G.

     Accounting Matters

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001 and there was no transition adjustment to record. For information relating to our interest rate swap agreement, see Note 2. The Bonds.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of revenues, expenses, assets and liabilities, as well as the disclosure of contingencies. Actual results could differ from these estimates.

Note 2.  The Bonds

     On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with maturities ranging from one year to fifteen years. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

     The significant terms of the Bonds issued by Transition Funding as of December 31, 2001 are as follows:

            ============== ========= =============  =========== ============= ============== ============  =========
               Initial                Proceeds to    Payments      Current       Noncurrent   Expected      Final
              Principal     Interest  Transition      Made On      Portion        Portion       Final      Maturity
               Balance       Rate     Funding LLC      Bonds     Outstanding    Outstanding  Payment Date    Date
    ======= ============== ========= =============  =========== ============= ============== ============  =========
    Class     $105,249,914   5.46%     $104,881,454 $53,388,644   $51,861,270             __   6/15/02      6/15/04
    A-1
    Class     $368,980,380   5.74%     $367,464,694          __   $68,593,784   $300,386,596   3/15/05      3/15/07
    A-2
    Class     $182,621,909   5.98%     $181,746,628          __            __   $182,621,909   6/15/06      6/15/08
    A-3
    Class     $496,606,425   LIBOR +   $494,123,393          __            __   $496,606,425   6/15/09      6/15/11
    A-4                      0.30%
    Class     $328,032,965   6.45%     $326,306,606          __            __   $328,032,965   3/15/11      3/15/13
    A-5
    Class     $453,559,632   6.61%     $450,969,960          __            __   $453,559,632   6/15/13      6/15/15
    A-6
    Class     $219,688,870   6.75%     $218,219,850          __            __   $219,688,870   6/15/14      6/15/16
    A-7
    Class     $370,259,905   6.89%     $367,732,325          __            __   $370,259,905  12/15/15     12/15/17
    A-8
    Total   $2,525,000,000           $2,511,444,910 $53,388,644  $120,455,054 $2,351,156,302
    ======= ============== ========= ============== ===========  ============ ============== ============  =========

     We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The notional amount of the interest rate swap is $497 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(18) million as of December 31, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions and is expected to be recovered through the TBC.

     We have incurred approximately $230 million in issuance costs in connection with the securitization transaction, including $201 million of costs of a hedging arrangement as permitted by the Finance Order. Costs in excess of the $125 million of transaction costs provided for in the Finance Order were paid by PSE&G and are being recovered on a subordinated basis by us through the TBC and remitted to PSE&G with interest at a rate of 6.48%. The TBC rate became effective on February 7, 2001, in accordance with the Final Order.

     Under applicable law, the Bonds are not an obligation of PSE&G or secured by the assets of PSE&G, rather the Bonds are recourse to us and are collateralized on a pro rata basis by the BTP and our equity and assets. The source of repayment will be the TBC. TBC collections are deposited at least monthly by PSE&G with the Trustee and are used to pay our expenses, to pay our debt service on the Bonds and to fund any credit enhancement for the Bonds. We have also pledged the capital contributed by PSE&G to secure the debt service requirements of the Bonds. The debt service requirements include an overcollateralization subaccount, a capital subaccount and a reserve subaccount which are available to bond holders. Any amounts collateralizing the Bonds will be returned to PSE&G upon payment of the Bonds.

Note 3.  Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. The fee was approximately $1.2 million from the bond issuance through December 31, 2001. Interest earned on funds in the Capital Subaccount results in Net Income for us and will be periodically dividended to PSE&G.

     As of December 31, 2001, we had a receivable from our member, PSE&G, of approximately $52 million relating to TBC billings. Also at December 31, 2001 our payable to our member was approximately $104 million which relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G. Scheduled payments to PSE&G for excess issuance costs which were deferred as TBC collections were insufficient to meet this intercompany payment and these costs are subordinate to the Bonds.

                          INDEPENDENT AUDITORS' REPORT

To the Managers of PSE&G Transition Funding LLC:

     We have audited the accompanying balance sheets of PSE&G Transition Funding LLC (the "Company") as of December 31, 2001 and December 31, 2000 and the related statement of income for the year ended December 31, 2001 and the statements of member's equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and December 31, 2000, the results of its operations for the year ended December 31, 2001 and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
February 15, 2002

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) The following documents are filed as part of this report:

         PSE&G Transition Funding LLC Statement of Income for the year ended December 31, 2001 on page 5.

         PSE&G Transition Funding LLC Balance Sheets as of December 31, 2001 and 2000 on page 6.

         PSE&G Transition Funding LLC Statements of Cash Flows for the years ended December 31, 2001 and 2000 on page 7.

         PSE&G Transition Funding LLC Statements of Member's Equity for the years ended December 31, 2001 and 2000 on page 8.

         PSE&G Transition Funding LLC Notes to Financial Statements on pages 9 through 12.

(B) The following reports on Form 8-K were filed during the period covered by this report under the terms indicated:

                Date of Report                       Items Reported
                ----------------                     --------------
                January 25, 2001                     Items 5 and 7
                February 7, 2001                     Items 5 and 7

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PSE&G Transition Funding LLC

                   By:           ROBERT E. BUSCH
                   ------------------------------------------
                                 Robert E. Busch
                        President, Chief Executive Officer
                           and Chief Financial Officer

Date: March 6, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                 Date
---------               -----                                 ----

ROBERT E. BUSCH         President, Chief Executive Officer,   March 6, 2002
--------------------    Chief Financial Officer and Manager
Robert E. Busch         (Principal Executive Officer and
                         Principal Financial Officer)

MORTON A. PLAWNER       Vice President, Treasurer             March 6, 2002
--------------------    and Manager
Morton A. Plawner


PATRICIA A. RADO        Controller                            March 6, 2002
--------------------    (Principal Accounting Officer)
Patricia A. Rado


R. EDWIN SELOVER        Manager                               March 6, 2002
--------------------
R. Edwin Selover


BENJAMIN B. ABEDINE     Manager                               March 6, 2002
--------------------
Benjamin B. Abedine


DEAN A. CHRISTIANSEN    Manager                               March 6, 2002
--------------------
Dean A. Christiansen