Form 10-Q
period 2002-03-31
PSE&G TRANSITION FUNDING LLC
filed 2002-05-15
CIK 1091602

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____


     Commission     Registrant, State of Incorporation,        I.R.S. Employer
    File Number        Address, and Telephone Number          Identification No.
----------------- ---------------------------------------   --------------------
      333-83635          PSE&G Transition Funding LLC             22-3672053
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

                                TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
 PART I. FINANCIAL INFORMATION
 -----------------------------
 Item 1. Financial Statements
           Statement of Income                                            1
           Balance Sheets                                                 2
           Statement of Cash Flows                                        3
           Notes to Financial Statements                                  4

 Item 2.  Management's Discussion and Analysis of Financial Condition     7
          and Results of Operations


 PART II. OTHER INFORMATION
 --------------------------
 Item 1.  Legal Proceedings                                               9

 Item 6.  Exhibits and Reports on Form 8-K                                9

 Signature                                                               10

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS


                          PSE&G TRANSITION FUNDING LLC
                              STATEMENTS OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                    For the Quarters Ended
                                                                          March 31,
                                                              ---------------------------------
                                                                   2002               2001
                                                              --------------    ---------------
OPERATING REVENUES                                             $      67,545    $        36,690

OPERATING EXPENSES
      Amortization of Bondable Transition Property                    27,464              7,802
      Servicing and Administrative Fees                                  351                210
                                                              --------------    ---------------
             Total Operating Expenses                                 27,815              8,012
                                                              --------------    ---------------
OPERATING INCOME                                                      39,730             28,678
Interest Expense                                                      39,669             28,678
                                                               -------------    ---------------
NET INCOME                                                     $          61    $            --
                                                               =============    ===============

See Notes to Financial Statements.


                          PSE&G TRANSITION FUNDING LLC
                                 BALANCE SHEETS
                             (Thousands of Dollars)



                                                         (Unaudited)
                                                          March 31,               December 31,
                                                           2002                     2001
                                                    --------------------     -------------------
ASSETS
      Current Assets
        Cash                                         $                424      $              363
        Restricted Cash                                            13,131                  11,935
        Receivable from Member                                     53,781                  53,301
                                                     ---------------------     -------------------
             Total Current Assets                                  67,336                  65,599
                                                     ---------------------     -------------------

      Noncurrent Assets:
        Bondable Transition Property                            2,406,241               2,433,705
        Deferred Issuance Costs                                   103,175                 103,245
        Regulatory Assets                                          10,648                  18,492
                                                     ---------------------     -------------------
             Total Noncurrent Assets                            2,520,064               2,555,442
                                                     ---------------------     -------------------
TOTAL ASSETS                                         $          2,587,400      $        2,621,041
                                                     =====================     ===================

LIABILITIES
      Current Liabilities:
        Current Portion of Long- Term Debt           $            125,457      $          120,455
        Current Portion of Payable to Member                        4,976                   4,757
        Overcollateralization                                         993                     780
        Accrued Interest                                           12,073                  12,505
                                                     ---------------------     -------------------
             Total Current Liabilities                            143,499                 138,497
                                                     ---------------------     -------------------

      Long-Term Liabilities:
        Long-Term Debt                                          2,320,876               2,351,156
        Derivative Liability                                       10,648                  18,492
        Payable to Member                                          99,328                  99,908
                                                     ---------------------     -------------------
             Total Long-Term Liabilities                        2,430,852               2,469,556
                                                     ---------------------     -------------------
TOTAL LIABILITIES                                               2,574,351               2,608,053
                                                     ---------------------     -------------------

MEMBER'S EQUITY
        Contributed Capital                                        12,625                  12,625
        Retained Earnings                                             424                     363
                                                     ---------------------     -------------------
              Total Member's Equity                                13,049                  12,988
                                                     ---------------------     -------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                $          2,587,400      $        2,621,041
                                                     =====================     ===================
See Notes to Financial Statements.



                          PSE&G TRANSITION FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)



                                                                                 For the Quarters Ended
                                                                                        March 31,
                                                                            ---------------------------------
                                                                               2002                 2001
                                                                            ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                          $         61        $             --
      Adjustments to reconcile net income to net cash flows from operating activities:
        Amortization of Bondable Transition Property                            27,464                   7,802
        Amortization of Deferred Issuance Costs                                     70                     573
      Net Changes in Certain Current Assets and Liabilities:
       Restricted Cash                                                          (1,196)                (14,508)
       Accounts Receivable-Member                                                 (480)                (34,739)
       Accounts Payable-Member                                                    (361)                 75,947
       Overcollateralization                                                       213                     142
       Accrued Interest                                                           (432)                 28,105
                                                                          -------------       -----------------
         Net Cash Used By Operating Activities                                  25,339                  63,322
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Bondable Transition Property                                      --              (2,525,000)
                                                                          -------------       -----------------
         Net Cash Used in Investing Activities                                      --              (2,525,000)

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of Long-Term Debt                                                    --               2,525,000
      Repayment of Long-Term Debt                                              (25,278)                    --
      Deferred Issuance Costs                                                       --                 (75,946)
      Contributed Capital                                                           --                  12,624
                                                                          -------------       -----------------
      Net Cash Provided By Financing Activities                                (25,278)              2,461,678
                                                                          -------------       -----------------
Net Change in Cash and Cash Equivalents                                             61                      --
                                                                          -------------
Cash and Cash Equivalents at Beginning of Period                                   363                       1
                                                                          -------------       -----------------
Cash and Cash Equivalents at End of Period                                $        424        $              1
                                                                          =============       =================

Interest Paid                                                             $     40,559        $             --

See Notes to Financial Statements.

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Presentation

Organization

     Unless the context  otherwise  indicates,  all  references  to  "Transition
Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     We were formed under the laws of the State of Delaware on July 21, 1999 and operate pursuant to a limited liability company agreement with Public Service Electric and Gas Company (PSE&G) as our sole member. PSE&G is an operating electric and gas utility and is a wholly owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). We were organized for the sole purpose of purchasing and owning bondable transition property of PSE&G (BTP), issuing transition bonds (Bonds), pledging our interest in BTP and other collateral to a debt/security trustee (Trustee) to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

     BTP represents the irrevocable right of PSE&G, or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from electric customers pursuant to a bondable stranded cost rate order (Finance Order), and rate unbundling and restructuring proceedings (Final Order), which were issued on September 17, 1999 by the State of New Jersey Board of Public Utilities (BPU) in accordance with the New Jersey Electric Discount and Energy Competition Act enacted in February 1999. The Finance Order authorizes the TBC to be sufficient to recover $2.525 billion aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

     Our organizational documents require us to operate in a manner so that we should not be consolidated in the bankruptcy estate of PSE&G in the event PSE&G becomes subject to a bankruptcy proceeding.

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulation of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Financial Statements and Notes to Financial Statements (Notes) should be read in conjunction with the Notes contained in our 2001 Annual Report on Form 10-K. These notes update and supplement matters discussed in our 2001 Annual Report on Form 10-K.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end balance sheets were derived from the audited financial statements included in our 2001 Annual Report on Form 10-K. Certain reclassifications of amounts reported in prior periods have been made to conform with the current presentation.

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

     Under applicable law, the Bonds are not an obligation of PSE&G or secured by the assets of PSE&G, but rather the Bonds are only recourse to us and are collateralized on a pro rata basis by the BTP and our equity and assets. TBC collections are deposited at least monthly by PSE&G with the Trustee and are used to pay our expenses, to pay our debt service on the Bonds and to fund any credit enhancement for the Bonds. We have also pledged the capital contributed by PSE&G to secure the debt service requirements of the Bonds. The debt service requirements include an overcollateralization subaccount, a capital subaccount and a reserve subaccount which are available to bond holders. Any amounts collateralizing the Bonds will be returned to PSE&G upon payment of the Bonds.

     The significant terms of the Bonds issued by Transition Funding as of March 31, 2002 are as follows:

                ============== ============= ============ =============== =============== ============= =============
                                               Payments
                                               Made On
                   Initial                  Bonds Through     Current       Noncurrent      Expected       Final
                  Principal       Interest     March 31,      Portion         Portion         Final       Maturity
                   Balance          Rate         2002       Outstanding     Outstanding   Payment Date      Date
    =========== ============== ============= ============ =============== =============== ============= =============
    Class A-1     $105,249,914     5.46%      $78,667,371     $26,582,543              --    6/15/02       6/15/04
    Class A-2     $368,980,380     5.74%               --     $98,874,086    $270,106,294    3/15/05       3/15/07
    Class A-3     $182,621,909     5.98%               --              --    $182,621,909    6/15/06       6/15/08
    Class A-4     $496,606,425 LIBOR + 0.30%           --              --    $496,606,425    6/15/09       6/15/11
    Class A-5     $328,032,965     6.45%               --              --    $328,032,965    3/15/11       3/15/13
    Class A-6     $453,559,632     6.61%               --              --    $453,559,632    6/15/13       6/15/15
    Class A-7     $219,688,870     6.75%               --              --    $219,688,870    6/15/14       6/15/16
    Class A-8     $370,259,905     6.89%               --              --    $370,259,905   12/15/15      12/15/17
    Total       $2,525,000,000                $78,667,371    $125,456,629  $2,320,876,000
    =========== ============== ============= ============ =============== =============== ============= =============

     We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The notional amount of the interest rate swap is $497 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(11) million as of March 31, 2002 and $(18) million as of December 31, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions and is expected to be recovered through the TBC.

     We incurred approximately $230 million in issuance costs in connection with the securitization transaction, including $201 million of costs of a hedging arrangement as permitted by the Finance Order. Costs in excess of the $125 million of transaction costs provided for in the Finance Order were paid by PSE&G and are being recovered on a subordinated basis by us through the TBC and remitted to PSE&G with interest at a rate of 6.48%. The TBC rate became effective on February 7, 2001, in accordance with the Final Order.

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================

                   NOTES TO FINANCIAL STATEMENTS -- CONCLUDED

Note 3.  Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. Interest earned on funds in the Capital Subaccount results in Net Income for us and will be periodically dividended to PSE&G. Servicing fees paid to PSE&G for the quarters ended March 31, 2002 and 2001 were $316 thousand and $210 thousand, respectively.


     As of March 31, 2002 and December 31, 2001, we had a receivable from our member, PSE&G, of approximately $54 million and $53 million , respectively, relating to TBC billings. As of March 31, 2002 and December 31, 2001 our payable to our member was approximately $104 million and $105 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G.

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

     Following are the significant changes in or additions to information reported in our 2001 Annual Report on Form 10-K affecting the financial condition and the results of our operations. This discussion refers to our Financial Statements (Statements) and related Notes to Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 1 above.

RESULTS OF OPERATIONS

Operating Revenues

     TBC revenues increased $31 million or 84% in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to revenues being recorded for a full three months in the current quarter compared to revenues in the first quarter of 2001 being recorded starting February 7, 2001, when the Transition Bond Charge (TBC) commenced. This increase was supplemented by an increased TBC rate from 0.6739 cents per kwh to 0.7250 cents per kwh as part of our annual rate true-up, effective in January 2002, which was approved by the New Jersey Board of Public Utilities (BPU). The increased TBC rate is designed to replenish the Capital Subaccount and the Overcollateralization account and enable us to meet our scheduled payments to PSE&G.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

     Amortization of BTP increased approximately $20 million or 252% in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to expenses being recorded for a full three months in the current quarter as compared to two months in the first quarter of 2001.

Servicing and Administrative Fees

     Servicing and Administrative Fees increased $141 thousand or 67% in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to the transition bonds being outstanding for a full three months in the current quarter as compared to two months in the first quarter of 2001.

Interest Expense

     Interest expense increased $11 million or 38% in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to the transition bonds being outstanding for a full three months in the current quarter partially offset by a reduction in the total amount of debt outstanding.

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================

LIQUIDITY AND CAPITAL RESOURCES

     The principal amount of the Bonds, interest, fees and funding of the overcollateralization subaccount are being recovered through the TBC payable by retail customers of electricity within Public Service Electric and Gas Company's (PSE&G) service territory who receive electric delivery service from PSE&G. As part of PSE&G's responsibility as servicer under the Servicing Agreement, PSE&G remits the TBC collections to the Trustee to make scheduled payments on the Bonds. On March 17, 2002, payments of bond principal, interest and all related expenses were made by the Trustee totaling approximately $68 million, including replenishments to the Capital Subaccount and the Overcollateralization account to required levels. The payment was primarily funded from our TBC collections and interest earned on those funds.

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

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in our transition bonds is the potential loss arising from adverse changes in interest rates. We have entered into an interest rate swap on our sole class (Class A-4) of floating rate transition bonds (see
Note 3. The Bonds). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%.


                           PART II. OTHER INFORMATION
                           --------------------------

                            ITEM 1. LEGAL PROCEEDINGS

     There are no updates to information reported under Item 3 of Part I of our 2001 Annual Report on Form 10-K.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits being filed with this document:
         None.


    (B)  Reports on Form 8-K:
         None.

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PSE&G TRANSITION FUNDING LLC
                          ----------------------------
                                  (Registrant)

                              By: Patricia A. Rado
                          ----------------------------
                                Patricia A. Rado
                                   Controller
                         (Principal Accounting Officer)


Date: May 15, 2002