Form 10-Q
period 2002-06-30
PSE&G TRANSITION FUNDING LLC
filed 2002-08-13
CIK 1091602

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

                   For the quarterly period ended June 30,2002

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ____ to  ____


 Commission         Registrant, State of Incorporation,         I.R.S. Employer
 File Number           Address, and Telephone Number          Identification No.
-------------     ----------------------------------------    ------------------
  333-83635               PSE&G Transition Funding LLC             22-3672053
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

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements
           Statement of Income...........................................    1
           Balance Sheets................................................    2
           Statement of Cash Flows.......................................    3
           Notes to Financial Statements.................................    4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................    7

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings...............................................     9

Item 6. Exhibits and Reports on Form 8-K................................     9

Signature...............................................................     10

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS


                          PSE&G TRANSITION FUNDING LLC
                              STATEMENTS OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                  For the Quarter Ended  For the Six Months Ended
                                                                        June 30,                June 30,
                                                                  ---------------------  ------------------------
                                                                    2002        2001        2002         2001
                                                                  --------   ----------  ----------   -----------
   OPERATING REVENUES.......................................      $ 71,099   $ 66,747     $138,644      $103,437
   OPERATING EXPENSES
       Amortization of Bondable Transition Property.........        30,105     23,705       57,569        31,507
       Servicing and Administrative Fees....................           368        316          719           526
                                                                  --------   --------     ---------     --------
                 Total Operating Expenses...................        30,473     24,021       58,288        32,033
                                                                  --------   --------     ---------     --------
   OPERATING INCOME.........................................        40,626     42,726       80,356        71,404
   Interest Expense.........................................        40,568     42,496       80,237        71,174
                                                                  --------   --------     ---------     --------
   NET INCOME...............................................      $     58   $    230     $    119      $    230
                                                                  ========   ========     ========      ========

See Notes to Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                                 BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                                   June 30,               December 31,
                                                                                     2002                     2001
                                                                             ---------------------     -------------------
ASSETS
   Current Assets:
        Cash..........................................................       $                482      $              363
        Restricted Cash...............................................                     13,311                  11,935
        Receivable from Member........................................                     57,023                  53,301
                                                                             ---------------------     -------------------
             Total Current Assets.....................................                     70,816                  65,599
                                                                             ---------------------     -------------------

      Noncurrent Assets:
        Bondable Transition Property..................................                  2,376,136               2,433,705
        Regulatory Asset - Interest Rate Swap.........................                     32,194                  18,492
        Deferred Issuance Costs.......................................                    103,119                 103,245
                                                                             ---------------------     -------------------
             Total Noncurrent Assets..................................                  2,511,449               2,555,442
                                                                             ---------------------     -------------------
TOTAL ASSETS..........................................................       $          2,582,265      $        2,621,041
                                                                             =====================     ===================

LIABILITIES
      Current Liabilities:
        Current Portion of Long- Term Debt............................       $            126,730      $          120,455
        Current Portion of Payable to Member..........................                      5,112                   4,757
        Overcollateralization.........................................                      1,206                     780
        Accrued Interest..............................................                     11,704                  12,505
                                                                             ---------------------     -------------------
             Total Current Liabilities................................                    144,752                 138,497
                                                                             ---------------------     -------------------

      Long-Term Liabilities:
        Long-Term Debt................................................                  2,293,020               2,351,156
        Derivative Liability..........................................                     32,194                  18,492
        Payable to Member.............................................                     99,192                  99,908
                                                                             ---------------------     -------------------
             Total Long-Term Liabilities..............................                  2,424,406               2,469,556
                                                                             ---------------------     -------------------
TOTAL LIABILITIES.....................................................                  2,569,158               2,608,053
                                                                             ---------------------     -------------------

MEMBER'S EQUITY
        Contributed Capital...........................................                     12,625                  12,625
        Retained Earnings.............................................                        482                     363
                                                                             ---------------------     -------------------
             Total Member's Equity....................................                     13,107                  12,988
                                                                             ---------------------     -------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY.................................       $          2,582,265      $        2,621,041
                                                                             =====================     ===================

See Notes to Financial Statements.



                          PSE&G TRANSITION FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                                       For the Six Months Ended
                                                                                               June 30,
                                                                                 -------------------------------------
                                                                                     2002                   2001
                                                                                 --------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                 $        119         $          230
      Adjustments to reconcile net income to net cash flows from.........
      operating activities:
        Amortization of Bondable Transition Property.....................              57,569                 31,507
        Amortization of Deferred Issuance Costs..........................                 126                  1,545
      Net Changes in Certain Current Assets and Liabilities:
       Restricted Cash...................................................              (1,376)               (62,366)
       Accounts Receivable-Member........................................              (3,722)               (53,710)
       Accounts Payable-Member...........................................                (361)                76,093
       Overcollateralization.............................................                 426                    355
       Accrued Interest..................................................                (801)                70,044
                                                                                 --------------     ------------------
         Net Cash Provided By Operating Activities.......................              51,980                 63,698
                                                                                 --------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Bondable Transition Property...........................                  --             (2,525,000)
                                                                                 --------------     ------------------
         Net Cash Used in Investing Activities...........................                  --             (2,525,000)
                                                                                 --------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of Long-Term Debt.........................................                  --              2,525,000
      Repayment of Long-Term Debt........................................             (51,861)                    --
      Deferred Issuance Costs............................................                  --                (76,092)
      Contributed Capital................................................                  --                 12,624
                                                                                 --------------     ------------------
         Net Cash (Used in) Provided By Financing Activities.............             (51,861)             2,461,532
                                                                                 --------------     ------------------
Net Change in Cash and Cash Equivalents..................................                 119                    230
Cash and Cash Equivalents at Beginning of Period.........................                 363                      1
                                                                                 --------------     ------------------
Cash and Cash Equivalents at End of Period...............................        $        482         $          231
                                                                                 ==============     ==================
Interest Paid............................................................        $     81,619         $           --

See Notes to Financial Statements.

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

BTP represents the irrevocable right of PSE&G, or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from electric customers pursuant to a bondable stranded cost rate order (Finance Order), and rate unbundling and restructuring proceedings (Final Order), which were issued on September 17, 1999 by the State of New Jersey Board of Public Utilities (BPU) in accordance with the New Jersey Electric Discount and Energy Competition Act enacted in February 1999. These orders are a matter of public record and are available at the BPU. The Finance Order authorizes the TBC to be sufficient to recover $2.525 billion aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

Our organizational documents require us to operate in a manner so that we should not be consolidated in the bankruptcy estate of PSE&G in the event PSE&G becomes subject to a bankruptcy proceeding.

Basis of Presentation

The financial statements included herein have been prepared pursuant to the rules and regulation of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Financial Statements and Notes to Financial Statements (Notes) update and supplement matters discussed in our 2001 Annual Report on Form 10-K and our March 31, 2002 Quarterly Report on Form 10-Q and should be read in conjunction with those Notes.

The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end balance sheets were derived from the audited financial statements included in our 2001 Annual Report on Form 10-K and our March 31, 2002 Quarterly Report on Form 10-Q. Certain reclassifications of amounts reported in prior periods have been made to conform with the current presentation.

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

The significant terms of the Bonds issued by Transition Funding as of June 30, 2002 are as follows:

==============================================================================================================
                                            Payments
                    Initial                 Made On        Current       Noncurrent      Final/       Final
                   Principal    Interest     Bonds         Portion        Portion       Expected     Maturity
                    Balance       Rate      Through      Outstanding    Outstanding   Payment Date     Date
                                            June 30,
                                              2002
    =========   ==============  ========  ============  ============  ==============  ============  ==========
    Class A-1     $105,249,914   5.46%    $105,249,914            --              --    6/17/02       6/15/04
    Class A-2     $368,980,380   5.74%                  $126,729,888    $242,250,492    3/15/05       3/15/07
    Class A-3     $182,621,909   5.98%              --            --    $182,621,909    6/15/06       6/15/08
    Class A-4     $496,606,425   LIBOR +            --            --    $496,606,425    6/15/09       6/15/11
                                 0.30%
    Class A-5     $328,032,965   6.45%              --            --    $328,032,965    3/15/11       3/15/13
    Class A-6     $453,559,632   6.61%              --            --    $453,559,632    6/15/13       6/15/15
    Class A-7     $219,688,870   6.75%              --            --    $219,688,870    6/15/14       6/15/16
    Class A-8     $370,259,905   6.89%              --            --    $370,259,905   12/15/15      12/15/17
                --------------            ------------  ------------  --------------
    Total       $2,525,000,000            $105,249,914  $126,729,888  $2,293,020,198
==============================================================================================================

We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The notional amount of the interest rate swap is $497 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(32) million as of June 30, 2002 and $(18) million as of December 31, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions and is expected to be recovered through the TBC.

We incurred approximately $230 million in issuance costs, $125 million of which were included in BTP with the balance in deferred issuance costs, in connection with the securitization transaction, including $201 million of costs of a hedging arrangement as permitted by the Finance Order. Costs in excess of the $125 million of transaction costs provided for in the Finance Order were paid by PSE&G and are being recovered on a subordinated basis by us through the TBC and remitted to PSE&G with interest at a rate of 6.48%. The TBC rate became effective on February 7, 2001, in accordance with the Final Order.

Note 3. Significant Agreements and Related Party Transactions

Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. Interest earned on funds in the Capital Subaccount results in Net Income for us and will be periodically dividended to PSE&G. Servicing and administrative fees paid to PSE&G for the quarters ended June 30, 2002 and 2001 were $368 thousand and $316 thousand, respectively. Servicing and administrative fees paid to PSE&G for the six months ended June 30, 2002 and 2001 were $719 thousand and $526 thousand, respectively.

As of June 30, 2002 and December 31, 2001, we had a receivable from our sole member, PSE&G, of approximately $57 million and $53 million, respectively, relating to TBC billings. As of June 30, 2002 and December 31, 2001 our payable to our sole member was approximately $104 million and $105 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise indicates, all references to "Transition Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

Following are the significant changes in or additions to information reported in our 2001 Annual Report on Form 10-K and March 31, 2002 Quarterly Report on Form 10-Q affecting the financial condition and the results of our operations. This discussion refers to our Financial Statements (Statements) and related Notes to Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 1 above.

RESULTS OF OPERATIONS

Operating Revenues

TBC revenues increased approximately $4 million or 7% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 primarily due to an increase in the Transition Bond Charge. This TBC rate increased from 0.6739 cents per kwh to 0.7250 cents per kwh as part of our annual rate true-up, effective in January 2002, which was approved by the New Jersey Board of Public Utilities (BPU). The increased TBC rate is designed to replenish the Capital Subaccount and the Overcollateralization account and enable us to meet our scheduled payments to PSE&G.

TBC revenues increased approximately $35 million or 34% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily due to revenues being recorded for a full period in the current year compared to revenues in 2001 being recorded, starting February 7, 2001, when the TBC commenced. This was supplemented by an increase in the TBC rate as discussed above.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

Amortization of BTP increased approximately $6 million or 27% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 primarily due to an increase in the TBC rate as discussed above. A portion of the TBC rate is designed to recover the amortization of the BTP. As a regulated entity, we amortize an amount equal to what we record as revenue for the portion of the TBC relating to the BTP. Accordingly, the higher TBC rates in 2002 increased the amortization that was recorded.

Amortization of BTP increased approximately $26 million or 83% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily due to expenses being recorded for a full period in the current year as compared to four months in 2001. This was supplemented by an increase in the TBC rate as discussed above.

Servicing and Administrative Fees

Servicing and Administrative Fees increased approximately $52 thousand or 16% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 primarily due to both servicing and administration fees being incurred in the current quarter. Administrative expenses are billed to us by the Servicer, Public Service Electric and Gas Company (PSE&G), when interest and principal payments are made on the Bonds. Accordingly, we did not record certain administrative expenses until the first payment was made on the Bonds, which occurred on September 17, 2001.

Servicing and Administrative Fees increased $193 thousand or 37% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily due to the Bonds being outstanding for a full period in the current year as compared to four months in 2001. This was supplemented by both servicing and administrative fees being recorded in the current year as discussed above.

Interest Expense

Interest expense decreased approximately $2 million or 5% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 primarily due to a reduction in the total amount of debt outstanding.

Interest expense increased approximately $9 million or 13% primarily due to the Bonds being outstanding for a full period in the current year partially offset by a reduction in the total amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The principal amount of the Bonds, interest, fees and funding of the overcollateralization subaccount are being recovered through the TBC payable by retail customers of electricity within PSE&G's service territory who receive electric delivery service from PSE&G. As part of PSE&G's responsibility as servicer under the Servicing Agreement, PSE&G remits the TBC collections to the Trustee to make scheduled payments on the Bonds. On March 17, 2002 and June 17, 2002, payments of bond principal, interest and all related expenses were made by the Trustee totaling approximately $68 million and $69 million respectively, including replenishments to the Capital Subaccount and the Overcollateralization account to required levels. The payment was primarily funded from our TBC collections and interest earned on those funds.

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

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our Bonds is the potential loss arising from adverse changes in interest rates. We have entered into an interest rate swap on our sole class (Class A-4) of floating rate Bonds (see Note 3. The Bonds). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. Any gain or loss on this financial instrument will be recovered from or refunded to PSE&G's customers.

                           PART II. OTHER INFORMATION
                           --------------------------
                            ITEM 1. LEGAL PROCEEDINGS

There are no updates to information reported under Item 3 of Part I of our 2001 Annual Report on Form 10-K and March 31, 2002 Quarterly Report on Form 10-Q.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  A listing of exhibits being filed with this document is as follows:

     Exhibit Number            Document
     --------------            -------------------------------------------------
     99                        Certification  by Robert E.  Busch,  Chief
                               Executive  Officer and Chief Financial Officer of
                               PSE&G Transition Funding LLC Pursuant to Section
                               1350 of Chapter 63 of Title 18 of the United
                               States Code

(B)  Reports on Form 8-K and 8-K/A:

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



Date: August 13, 2002