Form 10-Q
period 2002-09-30
PSE&G TRANSITION FUNDING LLC
filed 2002-11-12
CIK 1091602

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

              For the quarterly period ended September 30,2002

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
                     (A Delaware limited liability company)
                               80 Park Plaza - T4D
                                  P.O. Box 1171
                          Newark, New Jersey 07101-1171
                                  973 297-2227
                               http://www.pseg.com

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

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements.............................................    1

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................    7

Item 3. Qualitative and Quantitative Disclosures About Market Risk.......    9

Item 4. Controls and Procedures..........................................    9

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings...............................................     9

Item 6. Exhibits and Reports on Form 8-K................................     9

Signature...............................................................     10

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS


                          PSE&G TRANSITION FUNDING LLC
                              STATEMENTS OF INCOME
                                   (Thousands)
                                   (Unaudited)


                                                               For the Three Months Ended For the Nine Months Ended
                                                                       September 30,           September 30,
                                                                  ---------------------  ------------------------
                                                                    2002        2001        2002         2001
                                                                  --------   ----------  ----------   -----------
   OPERATING REVENUES.......................................      $ 89,258   $ 78,616     $227,902      $182,053
   OPERATING EXPENSES
       Amortization of Bondable Transition Property.........        45,857     33,870       97,549        62,048
       Servicing and Administrative Fees....................           400        315        1,077           841
                                                                  --------   --------     ---------     --------
                 Total Operating Expenses...................        46,257     34,185       98,626        62,889
                                                                  --------   --------     ---------     --------
   OPERATING INCOME.........................................        43,001     44,431      129,276       119,164
   Interest Expense.........................................        42,943     44,341      129,099       118,844
                                                                  --------   --------     ---------     --------
   NET INCOME...............................................      $     58   $     90     $    177      $    320
                                                                  ========   ========     ========      ========

See Notes to Financial Statements.


                          PSE&G TRANSITION FUNDING LLC
                                 BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)


                                                                                 September 30,             December 31,
                                                                                     2002                     2001
                                                                             ---------------------     -------------------
ASSETS
   Current Assets:
        Cash..........................................................       $                540      $              363
        Restricted Cash...............................................                     13,466                  11,935
        Receivable from Member........................................                     68,370                  53,301
                                                                             ---------------------     -------------------
             Total Current Assets.....................................                     82,376                  65,599
                                                                             ---------------------     -------------------

      Noncurrent Assets:
        Bondable Transition Property..................................                  2,345,484               2,443,033
        Regulatory Asset - Interest Rate Swap.........................                     64,819                  18,492
        Deferred Issuance Costs.......................................                     85,070                  93,917
                                                                             ---------------------     -------------------
             Total Noncurrent Assets..................................                  2,495,373               2,555,442
                                                                             ---------------------     -------------------
TOTAL ASSETS..........................................................       $          2,577,749      $        2,621,041
                                                                             =====================     ===================

LIABILITIES
      Current Liabilities:
        Current Portion of Long- Term Debt............................       $            127,835      $          120,455
        Current Portion of Payable to Member..........................                      5,254                   4,757
        Overcollateralization.........................................                      1,419                     780
        Accrued Interest..............................................                      7,665                  12,505
                                                                             ---------------------     -------------------
             Total Current Liabilities................................                    142,173                 138,497
                                                                             ---------------------     -------------------

      Long-Term Liabilities:
        Long-Term Debt................................................                  2,258,541               2,351,156
        Derivative Liability..........................................                     64,819                  18,492
        Payable to Member.............................................                     99,051                  99,908
                                                                             ---------------------     -------------------
             Total Long-Term Liabilities..............................                  2,422,411               2,469,556
                                                                             ---------------------     -------------------
TOTAL LIABILITIES.....................................................                  2,564,584               2,608,053
                                                                             ---------------------     -------------------

MEMBER'S EQUITY
        Contributed Capital...........................................                     12,625                  12,625
        Retained Earnings.............................................                        540                     363
                                                                             ---------------------     -------------------
             Total Member's Equity....................................                     13,165                  12,988
                                                                             ---------------------     -------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY.................................       $          2,577,749      $        2,621,041
                                                                             =====================     ===================

See Notes to Financial Statements.



                          PSE&G TRANSITION FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)


                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                 -------------------------------------
                                                                                     2002                   2001
                                                                                 --------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                 $        177         $          320
      Adjustments to reconcile net income to net cash flows from.........
      operating activities:
        Amortization of Bondable Transition Property.....................              97,549                 62,048
        Amortization of Deferred Issuance Costs..........................               8,847                  7,844
      Net Changes in Certain Current Assets and Liabilities:
       Restricted Cash...................................................              (1,531)                (6,115)
       Accounts Receivable-Member........................................             (15,069)               (61,242)
       Accounts Payable-Member...........................................                (360)                73,868
       Overcollateralization.............................................                 639                    567
       Accrued Interest..................................................              (4,840)                11,134
                                                                                 --------------     ------------------
         Net Cash Provided By Operating Activities.......................              85,412                 88,424
                                                                                 --------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Bondable Transition Property...........................                  --             (2,525,000)
                                                                                 --------------     ------------------
         Net Cash Used in Investing Activities...........................                  --             (2,525,000)
                                                                                 --------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of Long-Term Debt.........................................                  --              2,525,000
      Repayment of Long-Term Debt........................................             (85,235)               (26,028)
      Deferred Issuance Costs............................................                  --                (74,700)
      Contributed Capital................................................                  --                 12,624
                                                                                 --------------     ------------------
         Net Cash (Used in) Provided By Financing Activities.............             (85,235)             2,436,896
                                                                                 --------------     ------------------
Net Change in Cash and Cash Equivalents..................................                 177                    320
Cash and Cash Equivalents at Beginning of Period.........................                 363                      1
                                                                                 --------------     ------------------
Cash and Cash Equivalents at End of Period...............................        $        540         $          321
                                                                                 ==============     ==================
Interest Paid............................................................        $    125,966         $       96,918

See Notes to Financial Statements.

                        NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Presentation

Organization

Unless the context otherwise indicates, all references to "Transition Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

We were formed under the laws of the State of Delaware on July 21, 1999 and operate pursuant to a limited liability company agreement with Public Service Electric and Gas Company (PSE&G) as our sole member. PSE&G is an operating electric and gas utility and is a wholly owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). We were organized for the sole purpose of purchasing and owning bondable transition property (BTP) of PSE&G, issuing transition bonds (Bonds), pledging our interest in BTP and other collateral to a debt/security trustee (Trustee) to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

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

Our organizational documents require us to operate in a manner such that we should not be consolidated in the bankruptcy estate of PSE&G in the event PSE&G becomes subject to a bankruptcy proceeding.

Basis of Presentation

The financial statements included herein have been prepared pursuant to the rules and regulation of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Financial Statements and Notes to Financial Statements (Notes) update and supplement matters discussed in our 2001 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 and should be read in conjunction with those Notes.

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

                            NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED) - Continued

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

The significant terms of the Bonds issued by Transition Funding as of September 30, 2002 are as follows:

==============================================================================================================
                                            Payments
                    Initial                 Made On        Current       Noncurrent      Final/       Final
                   Principal    Interest     Bonds         Portion        Portion       Expected     Maturity
                    Balance       Rate      Through      Outstanding    Outstanding   Payment Date     Date
                                            June 30,
                                              2002
    =========   ==============  ========  ============  ============  ==============  ============  ==========
    Class A-1     $105,249,914   5.46%    $105,249,914            --              --    6/17/02       6/15/04
    Class A-2     $368,980,380   5.74%      33,373,829  $127,834,950    $207,771,601    3/15/05       3/15/07
    Class A-3     $182,621,909   5.98%              --            --    $182,621,909    6/15/06       6/15/08
    Class A-4     $496,606,425   LIBOR +            --            --    $496,606,425    6/15/09       6/15/11
                                 0.30%
    Class A-5     $328,032,965   6.45%              --            --    $328,032,965    3/15/11       3/15/13
    Class A-6     $453,559,632   6.61%              --            --    $453,559,632    6/15/13       6/15/15
    Class A-7     $219,688,870   6.75%              --            --    $219,688,870    6/15/14       6/15/16
    Class A-8     $370,259,905   6.89%              --            --    $370,259,905   12/15/15      12/15/17
                --------------            ------------  ------------  --------------
    Total       $2,525,000,000            $138,623,743  $127,834,950  $2,258,541,307
==============================================================================================================

We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The notional amount of the interest rate swap is $497 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(65) million as of September 30, 2002 and $(18) million as of December 31, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions and is expected to be recovered through the TBC.

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

                         NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED) - Concluded

Note 3.  Significant Agreements and Related Party Transactions

Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. Interest earned on funds in the Capital Subaccount results in Net Income for us and will be periodically dividended to PSE&G. Servicing and administrative fees paid to PSE&G for the three months ended September 30, 2002 and 2001 were $400 thousand and $315 thousand, respectively. Servicing and administrative fees paid to PSE&G for the nine months ended September 30, 2002 and 2001 were $1 million and $841 thousand, respectively.

As of September 30, 2002 and December 31, 2001, we had a receivable from our member, PSE&G, of approximately $68 million and $53 million, respectively, relating to TBC billings. As of September 30, 2002 and December 31, 2001 our payable to our member was approximately $104 million and $105 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise indicates, all references to "Transition Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

Following are the significant changes in or additions to information reported in our 2001 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 affecting the financial condition and the results of our operations. This discussion refers to our Financial Statements (Statements) and related Notes to Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 1 above.

RESULTS OF OPERATIONS

Operating Revenues

Transition Bond Charge (TBC) revenues increased approximately $11 million or 14% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 due to an increase in the TBC rate, as well as an increase in sales. The TBC rate increased from 0.6739 cents per kwh to 0.7250 cents per kwh as part of our annual rate true-up, which was approved by the New Jersey Board of Public Utilities (BPU) effective in January 2002. The increased TBC rate is designed to replenish the Capital Subaccount and the Overcollateralization account and enable us to meet our scheduled repayments of the deferred issuance costs to PSE&G, as servicer of the bonds.

TBC revenues increased approximately $46 million or 25% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily due to revenues being recorded for a full period in the current year compared to revenues in 2001 being recorded, starting February 7, 2001, when the TBC commenced. This was supplemented by an increase in the TBC rate as discussed above.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

Amortization of BTP increased approximately $12 million or 35% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 primarily due to an increase in the TBC rate and an increase in sales as discussed above. A portion of the TBC rate is designed to recover the amortization of the BTP. As a regulated entity, we amortize an amount equal to what we record as revenue for the portion of the TBC relating to the BTP. Accordingly, the higher TBC rates in 2002 resulted in an increase of the amortization that was recorded.

Amortization of BTP increased approximately $36 million or 57% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily due to expenses being recorded for a full period in the current year as compared to eight months in 2001. This was supplemented by an increase in the TBC rate as discussed above.

Servicing and Administrative Fees

Servicing and Administrative Fees increased approximately $85 thousand or 35% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Administrative expenses are billed to us by the Servicer, PSE&G, when interest and principle payments are made on the transition bonds.

Servicing and Administrative Fees increased $236 thousand or 28% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily due to the transition bonds being outstanding for a full period in the current year as compared to eight months in 2001.

Interest Expense

Interest expense decreased approximately $1 million or 3% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 primarily due to a reduction in the total amount of debt outstanding.

Interest expense increased approximately $10 million or 9% primarily due to the transition bonds being outstanding for a full period in the current year partially offset by a reduction in the total amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The principal amount of the Bonds, interest, fees and funding of the overcollateralization subaccount are being recovered through the TBC payable by retail customers of electricity within PSE&G's service territory who receive electric delivery service from PSE&G. As part of PSE&G's responsibility as servicer under the Servicing Agreement, PSE&G remits the TBC collections to the Trustee to make scheduled payments on the Bonds. On March 17, 2002, June 17, 2002 and September 17, 2002 payments of bond principal, interest and all related expenses were made by the Trustee totaling approximately $68 million, $69 million and $78 million, respectively, including replenishments to the Capital Subaccount and the Overcollateralization account to required levels. These payments were primarily funded from our TBC collections and interest earned on those funds.

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

                  ITEM 3. QUALITATIVE AND QUANTITATIVE
                      DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our transition bonds is the potential loss arising from adverse changes in interest rates. We have entered into an interest rate swap on our sole class (Class A-4) of floating rate transition bonds (see Note
2. The Bonds). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. Any gain or loss on this financial instrument will be recovered from or refunded to PSE&G's customers.

                    ITEM 4. CONTROLS AND PROCEDURES

We have established and maintained disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Executive Officer and Chief Financial Officer, to monitor and evaluate these disclosure controls and procedures. The Chief Executive Officer, who also serves as the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on this evaluation, he has concluded that our disclosure controls and procedures were effective during the period covered in this quarterly report. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


                          PART II. OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS

There are no updates to information reported under Item 3 of Part I of our 2001 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.


                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) A listing of exhibits being filed with this document is as follows:

    ---------------   ---------------------------------------------------------
    Exhibit Number    Document
    99                Certification  by Robert E.  Busch,  Chief  Executive
                      Officer and Chief Financial  Officer of PSE&G  Transition
                      Funding LLC Pursuant to Section 1350 of Chapter 63 of
                      Title 18 of the United States Code
    ---------------   ---------------------------------------------------------

(B) Reports on Form 8-K:
    None.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PSE&G TRANSITION FUNDING LLC
                                 (Registrant)

       By:                   /s/ Patricia A. Rado
              -----------------------------------------------------
                                 Patricia A. Rado
                                    Controller
                           (Principal Accounting Officer)




Date:  November 12, 2002

                Certification Pursuant to Rules 13a-14 and 15d-14

                      of the 1934 Securities Exchange Act

         I certify that:

1. I have reviewed this quarterly report on Form 10-Q of PSE&G Transition Funding LLC (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of PSEG's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date: November 12, 2002              /s/ Robert E. Busch
                                      -----------------------------------
                                              Robert E. Busch
                             Chief Executive Officer and Chief Financial Officer