Form 10-K
period 2002-12-31
PSE&G TRANSITION FUNDING LLC
filed 2003-03-18
CIK 1091602

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  (Mark One)

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

Commission             Registrant, State of Incorporation,     I.R.S. Employer
File Number               Address, and Telephone Number       Identification No.
-----------          --------------------------------------   ------------------
 333-83635                PSE&G Transition Funding LLC           22-3672053
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Registrant is a wholly-owned subsidiary of Public Service Electric and Gas Company. Registrant meets the conditions set forth in General Instruction I (1)
(a) and (b) of Form 10-K and is filing this Annual Report on Form 10-K with the reduced disclosure format authorized by General Instruction I.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.   Business.......................................................      1
Item 2.   Properties.....................................................      2
Item 3.   Legal Proceedings..............................................      2
Item 4.   Submission of Matters to a Vote of Security Holders............      2

PART II

Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters..................................      3
Item 6.   Selected Financial Data........................................      3
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................      3
          Forward Looking Statements.....................................      5
Item 7A.  Qualitative and Quantitative Disclosures About
            Market Risk..................................................      5
Item 8.   Financial Statements and Supplementary Data....................      6
          Notes to Financial Statements..................................     10
          Independent Auditors' Report...................................     15
Item 9.   Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure..........................     16

PART III

Item 10.  Directors and Executive Officers of the Registrants............     16
Item 11.  Executive Compensation.........................................     16
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management...............................................     16
Item 13.  Certain Relationships and Related Transactions.................     16
Item 14.  Disclosure Controls and Procedures.............................     16

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K..................................................     18
          Signatures.....................................................     19

                                     PART I

ITEM 1. BUSINESS

      Unless the context otherwise indicates, all references to "Transition Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

      We were formed under the laws of the State of Delaware on July 21, 1999 and operate pursuant to a limited liability company agreement with Public Service Electric and Gas Company (PSE&G) as our sole member. PSE&G is an operating electric and gas utility and is a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). We were organized for the sole purpose of purchasing and owning bondable transition property (BTP) of PSE&G, issuing transition bonds (Bonds), pledging our interest in BTP and other collateral to a debt/security trustee (Trustee) to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

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

      On January 31, 2001, we issued $2.525 billion of transition bonds in eight classes with stated maturities ranging from 1 year to 15 years, of which $2.351 billion in seven classes remain outstanding. The net proceeds of the issuance were utilized to acquire PSE&G's property right in the TBC. The transition bonds are collateralized by the BTP created under the Energy Competition Act and the related Finance Order. The BTP represents the irrevocable right to recover, through a TBC billed by PSE&G to its retail electric customers within PSE&G's service territory, an amount sufficient to pay:

      o the interest, fees, expenses, costs, charges, credit enhancement and premiums, if any, associated with the transition bonds, and

      o     the principal amount of the transition bonds.

      Approximately $230 million of issuance costs were incurred in connection with the securitization transaction, including costs of a hedging arrangement as permitted by the Finance Order. The $105 million in costs in excess of the $125 million of estimated transaction costs included in the BTP, as provided for in the Finance Order, were capitalized and will be recovered on a subordinated basis by PSE&G through the TBC. The initial TBC rate became effective on February 7, 2001, in accordance with the Final Order.

      As the TBC is a usage-based charge based on access to PSE&G's transmission and distribution system, the customers will be assessed regardless of whether the customers purchase electricity from PSE&G or a third party supplier. Also, if on-site generation facilities that are connected to PSE&G's transmission and distribution system produce power that is delivered to off-site retail electric customers in PSE&G's service territory, the transition bond charge applies to the sale or delivery of that power.

      Payments are made to the bondholders on a quarterly basis. Principal and interest on the transition bonds and the excess issuance costs will be paid from the following sources:

      o     TBC collections remitted by the servicer (PSE&G) to the issuer (us);

      o     amounts from any third party credit enhancement;

      o investment earnings on amounts held in accounts established under the indenture agreement;

      o     amounts   payable  to  the  issuer  under  any  interest  rate  swap agreements;

      o     other amounts available in the trust accounts held by the trustee.

      To the extent that TBC collections are deficient or in excess of the principal and interest on the transition bonds, the TBC rate will be adjusted in the following year.

      We have no employees. Under the servicing agreement entered into by PSE&G and us concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to collect the TBC on behalf of us. We pay an annual servicing fee to PSE&G equal to 0.05% of the initial balance of Bonds outstanding. The servicing fee is recovered through the TBC. Interest earned on funds in the Capital Subaccount results in Net Income for us and will be periodically dividended to PSE&G.

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

      On January 31, 2001, we issued $2.525 billion of transition bonds in eight classes with stated maturities ranging from 1 year to 15 years, of which $2.351 billion in seven classes remain outstanding. The net proceeds of the issuance were utilized to acquire PSE&G's property right in the TBC (see Item 1.
Business). We use collections of the TBC to make scheduled principal and interest payments on the transition bonds and to cover any additional administrative costs.

RESULTS OF OPERATIONS

Operating Revenues

      Transition Bond Charge (TBC) revenues increased approximately $52 million or 21% for the year ended December 31, 2002 as compared to the year ended December 31, 2001 primarily due to revenues being recorded for a full year in 2002 as compared to eleven months in 2001. This was supplemented by an increase in the TBC rate, as well as an increase in PSE&G's electric transmission and distribution sales. The TBC rate increased from 0.6739 cents per kwh to 0.7250 cents per kwh as part of our annual rate true-up, which was approved by the New Jersey Board of Public Utilities (BPU) effective in January 2002.

      As a result of the annual true-up approved by the BPU in January 2003, the TBC rate decreased to 0.7018 cents per kwh. Any increases or decreases in the TBC rate are designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to PSE&G, as servicer of the bonds.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

      Amortization of BTP increased approximately $43 million or 53% for the year ended December 31, 2002 as compared to the year ended December 31, 2001 primarily due to expenses being recorded for a full year in 2002 as compared to eleven months in 2001. This was supplemented by an increase in the TBC rate and an increase in sales as discussed above. As a regulated entity, we amortize an amount equal to what we record as revenue for the portion of the TBC relating to the BTP. Accordingly, the higher TBC rates in 2002 resulted in an increase of the amortization that was recorded.

Servicing and Administrative Fees

      Servicing and Administrative Fees increased $178 thousand or 14% for the year ended December 31, 2002 as compared to the year ended December 31, 2001 primarily due to the transition bonds being outstanding for a full year in 2002 as compared to eleven months in 2001. Administrative expenses are billed to us by the Servicer, PSE&G, when interest and principal payments are made on the transition bonds.

Interest Income

      Interest Income decreased approximately $614 thousand or 48% for the year ended December 31, 2002 as compared to the year ended December 31, 2001 primarily due to higher rates and higher average cash balances in 2001 prior to the initial bond and other related payments in September 2001.

Interest Expense

      Interest expense increased approximately $8 million or 5% for the year ended December 31, 2002 as compared to the year ended December 31, 2001 primarily due to the transition bonds being outstanding for a full year in 2002 partially offset by a reduction in the total amount of debt outstanding.

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

      During 2002, payments of bond principal, interest and all related expenses were made by the Trustee on March 17, 2002, June 17, 2002, September 17, 2002 and December 17, 2002 totaling approximately $68 million, $69 million, $78 million and $82 million, respectively, including replenishments to the Capital Subaccount and the Overcollateralization account to required levels. During 2001, payments of bond principal, interest and all related expenses were made by the Trustee on September 17, 2001 and December 17, 2001 totaling approximately $201 million. These payments were primarily funded from our TBC collections and interest earned on those funds.

ACCOUNTING ISSUES

      Critical Accounting Policies

      Unbilled Revenues

      The TBC is usage-based charge based on access to PSE&G's electrical transmission and distribution system and is recorded based on electric usage. These are recorded based on services rendered to its retail electric customers during each accounting period. PSE&G records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. Unbilled usage is calculated in two steps. The initial step is to apply a base usage per day to the number of unbilled days in the period. The second step estimates seasonal loads based upon the time of year and the variance of actual degree-days and temperature-humidity-index hours of the unbilled period from expected norms. The resulting usage is priced at current rate levels and recorded as revenue. A calculation of the associated energy cost for the unbilled usage is recorded as well. Each month the prior month's unbilled amounts are reversed and the current month's amounts are accrued. The resulting revenue and expense reflect the billed data less the portion booked in the prior month plus the unbilled portion of the current month.

      Accounting for the Effects of Regulation

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

FORWARD-LOOKING STATEMENTS

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          PSE&G TRANSITION FUNDING LLC
                              STATEMENTS OF INCOME
                                   (THOUSANDS)

                                                          For the Years Ended
                                                              December 31,
                                                        -----------------------
                                                           2002          2001
                                                        ---------     ---------
OPERATING REVENUES                                      $ 298,633     $ 246,496
OPERATING EXPENSES
   Amortization of Bondable Transition Property           125,324        81,967
   Servicing and Administrative Fees                        1,468         1,290
                                                        ---------     ---------
       Total Operating Expenses                           126,792        83,257
                                                        ---------     ---------
OPERATING INCOME                                          171,841       163,239
Interest Income                                               666         1,280
Interest Expense                                         (172,292)     (164,156)
                                                        ---------     ---------
NET INCOME                                              $     215     $     363
                                                        =========     =========

See Notes to Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                                 BALANCE SHEETS
                                   (THOUSANDS)

                                                      December 31,  December 31,
                                                         2002          2001
ASSETS                                                ----------    ----------
  Current Assets:
    Cash                                              $      578    $      363
    Restricted Cash                                       13,627        11,935
    Receivable from Member                                57,807        53,301
                                                      ----------    ----------
      Total Current Assets                                72,012        65,599
                                                      ----------    ----------

  Noncurrent Assets:
    Bondable Transition Property                       2,317,709     2,443,033
    Deferred Issuance Costs                               82,303        93,917
    Regulatory Assets - Interest Rate Swap                65,806        18,492
                                                      ----------    ----------
      Total Noncurrent Assets                          2,465,818     2,555,442
                                                      ----------    ----------
TOTAL ASSETS                                          $2,537,830    $2,621,041
                                                      ==========    ==========

LIABILITIES
  Current Liabilities:
    Current Portion of Long-Term Debt                 $  128,935    $  120,455
    Current Portion of Payable to Member                   6,200         4,757
    Regulatory Liability - Overcollateralization           1,632           780
    Accrued Interest                                       6,576        12,505
                                                      ----------    ----------
      Total Current Liabilities                          143,343       138,497
                                                      ----------    ----------

  Long-Term Liabilities:
    Long-Term Debt                                     2,222,221     2,351,156
    Derivative Liability                                  65,806        18,492
    Payable to Member                                     93,257        99,908
                                                      ----------    ----------
      Total Long-Term Liabilities                      2,381,284     2,469,556
                                                      ----------    ----------
TOTAL LIABILITIES                                      2,524,627     2,608,053
                                                      ----------    ----------

MEMBER'S EQUITY
  Contributed Capital                                     12,625        12,625
    Retained Earnings                                        578           363
                                                      ----------    ----------
    Total Member's Equity                                 13,203        12,988
                                                      ----------    ----------
TOTAL LIABILITIES AND MEMBER'S EQUITY                 $2,537,830    $2,621,041
                                                      ==========    ==========

See Notes to Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)

                                              For the Years Ended December 31,
                                             ----------------------------------
                                               2002         2001         2000
                                             ---------   -----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $     215   $       363   $     --
  Adjustments to reconcile net income
    to net cash flows from operating
    activities:
  Amortization of Bondable Transition
    Property                                   125,324        81,967         --
  Amortization of Deferred Issuance Costs       11,614        10,642         --
  Net Changes in Certain Current Assets
    and Liabilities:
    Restricted Cash                             (1,692)      (11,935)        --
    Receivable from Member                      (4,506)      (52,286)        --
    Payable to Member                           (5,208)       68,046     36,619
    Overcollateralization                          852           780         --
    Accrued Interest                            (5,929)       12,856         --
    Other                                           --        (1,366)        --
                                             ---------   -----------   --------
    Net Cash Provided By Operating
      Activities                               120,670       109,067     36,619
                                             ---------   -----------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Bondable Transition
    Property                                        --    (2,525,000)        --
                                             ---------   -----------   --------
    Net Cash Used in Investing
      Activities                                    --    (2,525,000)        --
                                             ---------   -----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Long-Term Debt                        --     2,525,000         --
  Repayment of Long-Term Debt                 (120,455)      (53,389)        --
  Deferred Issuance Costs                           --       (67,940)   (36,619)
  Contributed Capital                               --        12,624          1
                                             ---------   -----------   --------
    Net Cash Provided By (Used In)
      Financing Activities                    (120,455)    2,416,295    (36,618)
                                             ---------   -----------   --------
Net Change in Cash and Cash
  Equivalents                                      215           362          1
Cash and Cash Equivalents at
  Beginning of Period                              363             1         --
                                             ---------   -----------   --------
Cash and Cash Equivalents at
  End of Period                              $     578   $       363   $      1
                                             =========   ===========   ========

Interest Paid                                $ 166,968   $   141,008   $     --

See Notes to Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY
                                   (THOUSANDS)

                                                  Contributed Capital   Retained Earnings   Total
                                                  -------------------   -----------------   -----

Balance as of January 1, 2000                           $    --               $ --         $    --
  Contributed Capital                                         1                 --               1
                                                        -------               ----         -------
Balance as of December 31, 2000                               1                 --               1
                                                        -------               ----         -------
  Net Income                                                 --                363             363
  Contributed Capital                                    12,624                 --          12,624
                                                        -------               ----         -------
Balance as of December 31, 2001                          12,625                363          12,988
                                                        -------               ----         -------
  Net Income                                                 --                215             215
                                                        -------               ----         -------
Balance as of December 31, 2002                         $12,625               $578         $13,203
                                                        =======               ====         =======

See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

Organization

      Unless the context otherwise indicates, all references to "Transition Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

      We were formed under the laws of the State of Delaware on July 21, 1999 and operate pursuant to a limited liability company agreement with Public Service Electric and Gas Company (PSE&G) as our sole member. PSE&G is an operating electric and gas utility and is a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). We were organized for the sole purpose of purchasing and owning bondable transition property (BTP) of PSE&G, issuing transition bonds (Bonds), pledging our interest in BTP and other collateral to a debt/security trustee (Trustee) to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

      BTP represents the irrevocable right of PSE&G, or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from retail electric customers pursuant to a bondable stranded cost rate order (Finance Order), and rate unbundling and restructuring proceedings (Final Order), which were issued on September 17, 1999 by the State of New Jersey Board of Public Utilities (BPU) in accordance with the New Jersey Electric Discount and Energy Competition Act enacted in February 1999. These orders are a matter of public record and are available from the BPU. The Finance Order authorizes the TBC to be sufficient to recover $2.525 billion aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

      Our organizational documents require us to operate in a manner so that we should not be consolidated in the bankruptcy estate of PSE&G in the event PSE&G becomes subject to a bankruptcy proceeding.

Basis of Presentation

      The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Significant Accounting Policies

      Accounting for the Effects of Regulation

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

                          NOTES TO FINANCIAL STATEMENTS

      Restricted Cash

      Revenues collected through the TBC by PSE&G from its retail electric customers are remitted to the Trustee and must be used to pay the principal, interest and other expenses associated with the Bonds. Also, as required by the Finance Order, we deposited an amount equal to 0.5% of the initial principal amount of the bonds into the Capital Subaccount with the Trustee. This amount was contributed by PSE&G to us. This account is the last account drawn in the event funds are insufficient to make scheduled allocations. If the Capital Subaccount is used, it will be replenished from TBC remittances to its original level through the periodic reconciliation process. Accordingly, the TBC collections remitted to the Trustee, including interest earned related to these funds, and the funds deposited into the Capital Subaccount are classified as "Restricted Cash" on the Balance Sheet.

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

      Regulatory Assets - Interest Rate Swap

      For a description of the regulatory asset and the corresponding derivative liability related to the interest rate swap on our sole class of floating rate debt, see Note 2. The Bonds.

      Regulatory Liabilities - Overcollateralization

      The overcollateralization account is funded ratably from collections of TBC over the term of each series of transition bonds. The account is held by the trustee as a credit enhancement to fund payments in the event of a collection shortfall.

      Revenues

      Revenues are recorded on a calendar month basis, based on services rendered by PSE&G to its customers during each accounting period at the current rate (including the TBC) and also include estimates for usage not yet billed. PSE&G records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. The unbilled revenue is estimated each month based on weather factors, line losses, estimated customer usage by class, and applicable customer rates based on regression analyses reflecting significant historical trends and experience.

      Amortization Expense

      Amortization expense is recorded on the BTP using the effective interest method. Amortization expense is also adjusted based on the TBC revenue recorded and the deferred issuance costs.

      Interest Income

      Interest Income consists of interest earned on TBC collections deposited with the Trustee and interest earned on funds in the Capital Subaccount.
Interest earned on deposited TBC funds reduce the BTP and will affect the calculation of future TBC rates. Interest earned on funds in the Capital Subaccount results in Net Income for us and will be periodically dividended to PSE&G.

                          NOTES TO FINANCIAL STATEMENTS

      Interest Expense

      Interest Expense consists primarily of interest on the Bonds. Also included in Interest Expense is the amortization of the deferred issuance costs and related interest on the obligation to PSE&G.

      Income Taxes

      We are a single-member limited liability company. Accordingly, all Federal and State income tax effects of our activities accrue to PSE&G.

      Accounting Matters

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) established accounting and reporting standards for derivative instruments. It requires an entity to recognize the fair value of derivative instruments held as assets or liabilities on the balance sheet. In accordance with SFAS 133, the effective portion of the change in the fair value of a derivative instrument designated as a cash flow hedge is reported as a Regulatory Asset or Liability and are ultimately recognized in earnings when the related hedged forecasted transaction occurs. The change in the fair value of the ineffective portion of the derivative instrument designated as a cash flow hedge is recorded in earnings. The fair value of the derivative instruments is determined by reference to quoted market prices, listed contracts, published quotations or quotations from counterparties. For information relating to our interest rate swap agreement, see Note 2. The Bonds.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of revenues, expenses, assets and liabilities, as well as the disclosure of contingencies. Actual results could differ from these estimates.

      Reclassifications

      Certain reclassifications of amounts reported in prior periods have been made to conform with the current presentation.

Note 2. The Bonds

      On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with maturities ranging from one year to fifteen years, of which $2.351 billion remain outstanding as of December 31, 2002. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

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

                          NOTES TO FINANCIAL STATEMENTS

The significant terms of the Bonds issued by Transition Funding as of December 31, 2002 are as follows:

            ===================================================================================================
                                           Payments
                                            Made On
                                             Bonds
                Initial                     Through        Current      Noncurrent       Final/        Final
               Principal     Interest       December       Portion        Portion       Expected      Maturity
                Balance        Rate         31, 2002     Outstanding    Outstanding   Payment Date      Date
===============================================================================================================
Class A-1   $  105,249,914     5.46%      $105,249,914             --              --     6/17/02        --
Class A-2   $  368,980,380     5.74%      $ 68,593,784   $128,935,356  $  171,451,240     3/15/05      3/15/07
Class A-3   $  182,621,909     5.98%                --             --  $  182,621,909     6/15/06      6/15/08
Class A-4   $  496,606,425    LIBOR +               --             --  $  496,606,425     6/15/09      6/15/11
                               0.30%

Class A-5   $  328,032,965     6.45%                --             --  $  328,032,965     3/15/11      3/15/13
Class A-6   $  453,559,632     6.61%                --             --  $  453,559,632     6/15/13      6/15/15
Class A-7   $  219,688,870     6.75%                --             --  $  219,688,870     6/15/14      6/15/16
Class A-8   $  370,259,905     6.89%                --             --  $  370,259,905    12/15/15     12/15/17
            --------------                ------------   ------------  --------------
Total       $2,525,000,000                $173,843,698   $128,935,356  $2,222,220,946
===============================================================================================================

      We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The notional amount of the interest rate swap is $497 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(66) million as of December 31, 2002 and $(18) million as of December 31, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions and is expected to be recovered through the TBC.

      We incurred approximately $230 million in issuance costs, $125 million of which were included in BTP with the balance in deferred issuance costs, in connection with the securitization transaction, including $201 million of costs of a hedging arrangement as permitted by the Finance Order. Costs in excess of the $125 million of transaction costs provided for in the Finance Order were paid by PSE&G and are being recovered on a subordinated basis by us through the TBC and remitted to PSE&G with interest at a rate of 6.48%. The initial TBC rate became effective on February 7, 2001, in accordance with the Final Order.

Note 3. Significant Agreements and Related Party Transactions

      Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. Servicing and administrative fees paid to PSE&G for the year ended December 31, 2002 and 2001 were $1.5 million and $1.3 million, respectively.

      As of December 31, 2002 and December 31, 2001, we had a receivable from our member, PSE&G, of approximately $58 million and $53 million, respectively, relating to TBC billings. As of December 31, 2002 and December 31, 2001 our payable to our member was approximately $99 million and $105 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us.

                          NOTES TO FINANCIAL STATEMENTS

Note 4. Selected Quarterly Data (Unaudited)

      The information shown below, in the opinion of Transition Funding includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts.

                                                                           Calendar Quarter Ended
                                         -------------------------------------------------------------------------------------------
                                              March 31,               June 30,              September 30,            December 31,
                                         -------------------     -------------------     -------------------     -------------------
                                          2002        2001        2002        2001        2002        2001        2002        2001
                                         -------     -------     -------     -------     -------     -------     -------     -------
                                                                                 (Thousands)
Operating Revenues .................     $67,545     $36,690     $71,099     $66,747     $89,258     $78,616     $70,731     $64,443
Operating Income ...................      42,875      30,055      43,400      44,678      43,001      44,431      42,565      44,075
Net Income .........................          61          --          58         230          58          90          38          43

                          INDEPENDENT AUDITORS' REPORT

To the Managers of PSE&G Transition Funding LLC:

      We have audited the accompanying balance sheets of PSE&G Transition Funding LLC (the "Company") as of December 31, 2002 and December 31, 2001, the related statements of income for each of the two years in the period ended December 31, 2002 and the related statements of member's equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, the results of its operations for each of the two years in the period ended December 31, 2002 and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 4, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT

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

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

      PSE&G Transition Funding LLC (the "Company") has established and maintains disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to the Company is made known to the Chief Executive Officer, who also serves as the Chief Financial Officer, particularly during the period in which this annual report is being prepared. The Company has established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Executive Officer and Chief Financial Officer, to monitor and evaluate these disclosure controls and procedures. The Chief Executive Officer, has evaluated the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on this evaluation, he has concluded that the disclosure controls and procedures were effective during the period covered in this annual report. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                Certification Pursuant to Rules 13a-14 and 15d-14
                       of the 1934 Securities Exchange Act

      I certify that:

1. I have reviewed this annual report on Form 10-K of PSE&G Transition Funding LLC (the registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c)    presented  in  this  annual  report  my   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of PSEG's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           Date: March 17, 2003                /s/ Robert E. Busch
                                               ---------------------------------
                                               Robert E. Busch
                                               Chief Executive Officer and Chief
                                               Financial Officer

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(A)   The following documents are filed as part of this report:

      PSE&G Transition Funding LLC Statements of Income for the years ended December 31, 2002 and 2001 on page 6.

      PSE&G Transition Funding LLC Balance Sheets as of December 31, 2002 and 2001 on page 7.

      PSE&G Transition Funding LLC Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 on page 8.

      PSE&G Transition Funding LLC Statements of Member's Equity for the years ended December 31, 2002, 2001 and 2000 on page 9.

      PSE&G Transition Funding LLC Notes to Financial Statements on pages 10 through 14.

(B) There were no reports on Form 8-K filed during the last quarter of 2002 and the 2003 period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PSE&G Transition Funding LLC

                                       By   /s/ ROBERT E. BUSCH
                                          --------------------------------------
                                            Robert E. Busch
                                            President, Chief Executive Officer
                                            and Chief Financial Officer

Date: March 17, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                           Title                   Date
          ---------                           -----                   ----

       ROBERT E. BUSCH           President, Chief Executive       March 17, 2003
-------------------------------  Officer, Chief Financial
       Robert E. Busch           Officer and Manager (Principal
                                 Executive Officer and Principal
                                 Financial Officer)

       MORTON A. PLAWNER         Vice President, Treasurer and    March 17, 2003
-------------------------------  Manager
       Morton A. Plawner

       PATRICIA A. RADO          Controller                       March 17, 2003
-------------------------------  (Principal Accounting Officer)
       Patricia A. Rado

       R. EDWIN SELOVER          Manager                          March 17, 2003
-------------------------------
       R. Edwin Selover

       BENJAMIN B. ABEDINE       Manager                          March 17, 2003
-------------------------------
       Benjamin B. Abedine

       DEAN A. CHRISTIANSEN      Manager                          March 17, 2003
-------------------------------
       Dean A. Christiansen

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

(b) Filed by Transition Funding with Form 8-K under the Securities Exchange Act of 1934, on February 7, 2001.

-----------------------------
       Exhibit Number
-----------------------------
This Filing   Previous Filing
-----------------------------

    1.1      (b)     1.1      Underwriting Agreement dated as of January 25,
                              2001 among Public Service Electric and Gas
                              Company, PSE&G Transition Funding LLC and Lehman
                              Brothers, Inc., on behalf of itself and as the representative of the several underwriters named therein

    3.1      (a)     4.1      Limited Liability Company Agreement of PSE&G
                              Transition Funding LLC

   3.1.1     (b)    4.1.1     Form of Amended and Restated Limited Liability
                              Company Agreement of PSE&G Transition Funding LLC dated as of January 31, 2001

    3.2      (a)     4.2      Certificate of Formation of PSE&G Transition
                              Funding LLC

   3.2.1     (b)    4.2.1     Form of Amended and Restated Certificate of
                              Formation of PSE&G Transition Funding LLC dated as of January 25, 2001, which was filed with the Delaware Secretary of State's Office on January
                              26, 2001

    4.1      (a)     4.3      Form of Indenture

   4.1.1     (b)    4.3.1     Indenture dated as of January 31, 2001 between
                              PSE&G Transition Funding LLC and The Bank of New
                              York

   4.1.2     (b)    4.3.2     Series Supplement dated as of January 31, 2001
                              between PSE&G Transition Funding LLC and The Bank of New York

    4.2      (a)     4.4      Form of Transition Bonds

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

   10.4      (a)     10.4     Financing Order of the BPU issued September 17,
                              1999

   25.1      (a)     25.1     Statement of Eligibility under the Trust Indenture
                              Act of 1939, as amended, of The Bank of New York, as Trustee under the Indenture

   99.1      (a)     99.1     Final BPU restructuring order issued August 24,
                              1999

   99.2      (a)     99.2     Internal Revenue Service Private Letter Ruling
                              pertaining to Transition Bonds

   99.3 Certification by Robert E. Busch, Chief Executive Officer and Chief Financial Officer, pursuant to
                              Section 1350 of Chapter 63 of Title 18 of the United States Code.