Form 10-Q
period 2003-03-31
PSE&G TRANSITION FUNDING LLC
filed 2003-05-09
CIK 1091602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission File Number	Registrant, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
333-83635	PSE&G TRANSITION FUNDING LLC (A Delaware limited liability company) 80 Park Plaza—T4D P.O. Box 1171 Newark, New Jersey 07101-1171 973 297-2227 http://www.pseg.com	22-3672053

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes        No  X

i

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

PSE&G TRANSITION FUNDING LLC
STATEMENTS OF OPERATIONS

	For the Quarters Ended March 31,
	2003	2002
	(Thousands) (Unaudited)
Operating Revenues	$70,311	$67,545
Operating Expenses
Amortization of Bondable Transition Property	27,692	24,319
Servicing and Administrative Fees	362	351

Total Operating Expenses	28,054	24,670

Operating Income	42,257	42,875
Interest Income	118	168
Interest Expense	(42,338)	(42,982)

Net Income	$37	$61

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING LLC
BALANCE SHEETS

	March 31, 2003	December 31, 2002
ASSETS	(Thousands) (Unaudited)
ASSETS
Current Assets:
Cash	$615	$578
Restricted Cash	13,794	13,627
Receivable from Member	55,767	57,807

Total Current Assets	70,176	72,012

Noncurrent Assets:
Bondable Transition Property	2,290,017	2,317,709
Deferred Issuance Costs	79,572	82,303
Regulatory Assets	65,059	65,806

Total Noncurrent Assets	2,434,648	2,465,818

Total Assets	$2,504,824	$2,537,830

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$130,517	$128,935
Current Portion of Payable to Member	6,206	6,200
Regulatory Liability—Overcollateralization	1,844	1,632
Accrued Interest	6,485	6,576

Total Current Liabilities	145,052	143,343

Long-Term Liabilities:
Long-Term Debt	2,190,359	2,222,221
Derivative Liability	65,059	65,806
Payable to Member	91,114	93,257

Total Long-Term Liabilities	2,346,532	2,381,284

Total Liabilities	2,491,584	2,524,627

MEMBER'S EQUITY
Contributed Capital	12,625	12,625
Retained Earnings	615	578

Total Member's Equity	13,240	13,203

Total Liabilities and Member's Equity	$2,504,824	$2,537,830

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING LLC
STATEMENTS OF CASH FLOWS

	For the Quarters Ended March 31,
	2003	2002
	(Thousands) (Unaudited)
Cash Flows from Operating Activities
Net income	$37	$61
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of Bondable Transition Property	27,692	24,319
Amortization of Deferred Issuance Costs	2,731	3,215
Net Changes in Certain Current Assets and Liabilities:
Restricted Cash	(167)	(1,196)
Receivable from Member	2,040	(480)
Payable to Member	(2,137)	(361)
Overcollateralization	212	213
Accrued Interest	(91)	(432)

Net Cash Provided By Operating Activities	30,317	25,339
Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities
Repayment of Long-Term Debt	(30,280)	(25,278)

Net Cash Provided By Financing Activities	(30,280)	(25,278)

Net Change in Cash and Cash Equivalents	37	61
Cash and Cash Equivalents at Beginning Of Period	578	363

Cash and Cash Equivalents at End Of Period	$615	$424

Interest Paid	$39,698	$40,559

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Basis of Presentation

Organization

      Unless the context otherwise indicates, all references to ''Transition Funding,'' ''we,'' ''us'' or ''our'' herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

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

Basis of Presentation

      The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Financial Statements and Notes to Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2002 Annual Report on Form 10-K.

      The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end balance sheets were derived from the audited financial statements included in our 2002 Form 10-K. Certain reclassifications of amounts reported in prior periods have been made to conform with the current presentation.

Note 2. The Bonds

      On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with maturities ranging from one year to fifteen years. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

      Under applicable law, the Bonds are not an obligation of PSE&G or secured by the assets of PSE&G, but rather the Bonds are only recourse to us and are collateralized on a pro rata basis by the BTP and our equity and assets. TBC collections are deposited at least monthly by PSE&G with the Trustee and are used to pay our expenses, to pay our debt service on the Bonds and to fund any credit enhancement for the Bonds. We have also pledged the capital contributed by PSE&G to secure the

NOTES TO FINANCIAL STATEMENTS—(Continued)
(Unaudited)

debt service requirements of the Bonds. The debt service requirements include an overcollateralization subaccount, a capital subaccount and a reserve subaccount which are available to bond holders. Any amounts collateralizing the Bonds will be returned to PSE&G upon payment of the Bonds.

      The significant terms of the Bonds issued by Transition Funding as of March 31, 2003 are as follows:

	Initial Principal Balance	Interest Rate	Payments Made On Bonds Through March 31, 2003	Current Portion Outstanding	Noncurrent Portion Outstanding	Final/ Expected Payment Date	Final Maturity Date
Class A-1	$105,249,914	5.46%	$105,249,914	—	—	6/17/02	—
Class A-2	$368,980,380	5.74%	98,874,124	$130,517,124	$139,589,132	3/15/05	3/15/07
Class A-3	$182,621,909	5.98%	—	—	182,621,909	6/15/06	6/15/08
Class A-4	$496,606,425	LIBOR + 0.30%	—	—	496,606,425	6/15/09	6/15/11
Class A-5	$328,032,965	6.45%	—	—	328,032,965	3/15/11	3/15/13
Class A-6	$453,559,632	6.61%	—	—	453,559,632	6/15/13	6/15/15
Class A-7	$219,688,870	6.75%	—	—	219,688,870	6/15/14	6/15/16
Class A-8	$370,259,905	6.89%	—	—	370,259,905	12/15/15	12/15/17

Total	$2,525,000,000		$204,124,038	$130,517,124	$2,190,358,838

      We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The notional amount of the interest rate swap is $497 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(65) million as of March 31, 2003 and $(66) million as of December 31, 2002 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions and is expected to be recovered through the TBC.

      We incurred approximately $230 million in issuance costs in connection with the securitization transaction, including $201 million of costs of a hedging arrangement as permitted by the Finance Order. Of this amount, $125 million was included with the BTP, with the balance in deferred issuance costs. Costs in excess of the $125 million of transaction costs provided for in the Finance Order were paid by PSE&G and are being recovered on a subordinated basis by us through the TBC and remitted to PSE&G with interest at a rate of 6.48%. The TBC rate became effective on February 7, 2001, in accordance with the Final Order.

Note 3. Significant Agreements and Related Party Transactions

      Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. Servicing and administrative fees paid to PSE&G for the quarters ended March 31, 2003 and 2002 were $362 thousand and $351 thousand, respectively.

      As of March 31, 2003 and December 31, 2002, we had a receivable from our member, PSE&G, of approximately $56 million and $58 million, respectively, relating to TBC billings. As of March 31, 2003 and December 31, 2002 our payable to our member was approximately $97 million and $99 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Unless the context otherwise indicates, all references to ''Transition Funding,'' ''we,'' ''us'' or ''our'' herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

      Following are the significant changes in or additions to information reported in our 2002 Annual Report on Form 10-K affecting the financial condition and the results of our operations. This discussion refers to our Financial Statements (Statements) and related Notes to Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

      On January 31, 2001, we issued $2.525 billion of transition bonds in eight classes with maturities ranging from 1 year to 15 years. The net proceeds of the issuance were utilized to acquire Public Service Electric and Gas Company's (PSE&G) property right in the Transition Bond Charge (TBC). We use collections of the TBC to make scheduled principal and interest payments on the transition bonds and to cover any additional administrative costs.

RESULTS OF OPERATIONS

Operating Revenues

      TBC revenues increased approximately $3 million or 4% for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 primarily due to an increase in PSE&G's electric transmission and distribution sales. Offsetting the increased PSE&G sales increase, was a decline in the TBC rate from 2002. In January 2003, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC rate decreased to 0.7018 cents per Kilowatt-hour (kWh) from 0.7250 cents per kWh. Any increases or decreases in the TBC rate are designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and insure adequate funds to meet our scheduled repayments of the deferred issuance costs to PSE&G, as servicer of the bonds.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

      Amortization of BTP increased approximately $3 million or 14% for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 primarily due to the increase in sales as discussed above. A portion of the TBC rate is designed to recover the amortization of the BTP. As a regulated entity, we amortize an amount equal to what we record as revenue for the portion of the TBC relating to the BTP.

Servicing and Administrative Fees

      Servicing and Administrative Fees increased approximately $11 thousand or 3% for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. Administrative expenses are billed to us by the Servicer, PSE&G.

Interest Income

      Interest Income decreased approximately $50 thousand or 30% for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 primarily due to lower rates in 2003.

Interest Expense

      Interest expense decreased approximately $644 thousand or 2% for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 due to a reduction in the total amount of debt outstanding.

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

      During 2003, payments of bond principal, interest and all related expenses were made by the Trustee on March 17, 2003 totaling approximately $73 million, including funding of the Capital Subaccount and the Overcollateralization account to required levels.

FORWARD LOOKING STATEMENTS

      Except for the historical information contained herein, certain of the matters discussed in this report constitute ''forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words ''will'', ''anticipate'', ''intend'', ''estimate'', ''believe'', ''expect'', ''plan'', ''potential'', variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

      The market risk inherent in our transition bonds is the potential loss arising from adverse changes in interest rates. We have entered into an interest rate swap on our sole class (Class A-4) of floating rate transition bonds (see Note 2. The Bonds of the Notes). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. Any gain or loss on this financial instrument will be recovered from or refunded to PSE&G's customers.

Item 4. Controls and Procedures

      We have established and maintained disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to the Company is made known to us by others within the organization, particularly during the period in which this quarterly report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Executive Officer and Chief Financial Officer, to monitor and evaluate these disclosure controls and procedures. The Chief Executive Officer, who also serves as the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ''Evaluation Date''). Based on this evaluation, he has concluded that our disclosure controls and procedures were effective during the period covered in this quarterly report. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      There are no updates to information reported under Item 3 of Part I of our 2002 Annual Report on Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

      (A) A listing of exhibits being filed with this document is as follows:

Exhibit Number	Document
99	Certification by Robert E. Busch, Chief Executive Officer and Chief Financial Officer of PSE&G Transition Funding LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
99.1	Certification by Robert E. Busch, Chief Executive Officer and Chief Financial Officer of PSE&G Transition Funding LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      (B) Reports on Form 8-K:

             None.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSE&G TRANSITION FUNDING LLC (Registrant)
By /s/ PATRICIA A. RADO
Patricia A. Rado Controller (Principal Accounting Officer)

Date: May 9, 2003