Form 10-Q
period 2003-06-30
PSE&G TRANSITION FUNDING LLC
filed 2003-08-13
CIK 1091602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10–Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-83635	Registrant, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No. 22-3672053

PSE&G Transition Funding LLC

(A Delaware limited liability company)

80 Park Plaza – T4D
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ] No [X]

SIGNATURE	9

i

PSE&G TRANSITION FUNDING LLC

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, certain of the matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “will”, “anticipate”, “intend”, “estimate”, “believe”, “expect”, “plan”, “potential”, variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive.

In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: state and federal legal or regulatory developments; national or regional economic conditions; market demand and prices for energy; customer conservation; distributed generation technology; weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of PSE&G’s facilities and third party suppliers; and the payment patterns of customers including the rate of delinquencies and the accuracy of the collections curve.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING LLC
STATEMENTS OF OPERATIONS
(Thousands)
(Unaudited)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002

OPERATING REVENUES	$67,363	$71,099	$137,674	$138,644
OPERATING EXPENSES
Amortization of Bondable Transition Property	25,906	27,331	53,598	51,650
Servicing and Administrative Fees	398	368	760	719

Total Operating Expenses	26,304	27,699	54,358	52,369

OPERATING INCOME	41,059	43,400	83,316	86,275
Interest Income	108	124	226	292
Interest Expense	(41,133)	(43,466)	(83,471)	(86,448)

NET INCOME	$34	$58	$71	$119

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING LLC
BALANCE SHEETS
(Thousands)
(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current Assets:
Cash	$649	$578
Restricted Cash	13,978	13,627
Receivable from Member	55,547	57,807

Total Current Assets	70,174	72,012

Noncurrent Assets:
Bondable Transition Property	2,264,111	2,317,709
Deferred Issuance Costs	76,872	82,303
Regulatory Assets	72,941	65,806

Total Noncurrent Assets	2,413,924	2,465,818

TOTAL ASSETS	$2,484,098	$2,537,830

LIABILITIES
Current Liabilities:
Current Portion of Long- Term Debt	$132,719	$128,935
Current Portion of Payable to Member	6,852	6,200
Regulatory Liability - Overcollateralization	2,057	1,632
Accrued Interest	6,417	6,576

Total Current Liabilities	148,045	143,343

Long-Term Liabilities:
Long-Term Debt	2,160,301	2,222,221
Derivative Liability	72,941	65,806
Payable to Member	89,537	93,257

Total Long-Term Liabilities	2,322,779	2,381,284

TOTAL LIABILITIES	2,470,824	2,524,627

MEMBER’S EQUITY
Contributed Capital	12,625	12,625
Retained Earnings	649	578

Total Member’s Equity	13,274	13,203

TOTAL LIABILITIES AND MEMBER’S EQUITY	$2,484,098	$2,537,830

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING LLC
STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	For the Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71	$119
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of Bondable Transition Property	53,598	51,650
Amortization of Deferred Issuance Costs	5,431	6,045
Net Changes in Certain Current Assets and Liabilities:
Restricted Cash	(351)	(1,376)
Receivable from Member	2,260	(3,722)
Payable to Member	(3,068)	(361)
Overcollateralization	425	426
Accrued Interest	(159)	(801)

Net Cash Provided By Operating Activities	58,207	51,980

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(58,136)	(51,861)

Net Cash Provided By Financing Activities	(58,136)	(51,861)

Net Change in Cash and Cash Equivalents	71	119
Cash and Cash Equivalents at Beginning Of Period	578	363

Cash and Cash Equivalents at End Of Period	$649	$482

Interest Paid	$78,199	$81,619

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Organization and Basis of Presentation

Organization

Unless the context otherwise indicates, all references to “Transition Funding,” “we,” “us” or “our” herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

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

BTP represents the irrevocable right of PSE&G, or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from electric customers pursuant to a bondable stranded cost rate order (Finance Order), and rate unbundling and restructuring proceedings (Final Order), which were issued on September 17, 1999 by the State of New Jersey Board of Public Utilities (BPU) in accordance with the New Jersey Electric Discount and Energy Competition Act enacted in February 1999. The Finance Order authorizes the TBC to recover $2.525 billion aggregate principal amount of Bonds, plus an amount to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

Our organizational documents require us to operate in a manner so that we should not be consolidated in the bankruptcy estate of PSE&G in the event PSE&G becomes subject to a bankruptcy proceeding.

Basis of Presentation

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for the Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Financial Statements and Notes to Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2002 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

The unaudited financial information furnished reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end balance sheets were derived from the audited financial statements included in our 2002 Annual Report on Form 10-K. Certain reclassifications of amounts reported in prior periods have been made to conform with the current presentation.

Note 2.  The Bonds

On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with maturities ranging from one year to fifteen years. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

Under applicable law, the Bonds are not an obligation of PSE&G or secured by the assets of PSE&G, but rather the Bonds are only recourse to us and are collateralized on a pro rata basis by the BTP and our equity and assets. TBC collections are deposited at least monthly by PSE&G with the Trustee and are used to pay our expenses, to pay our debt service on the Bonds and to fund any credit enhancement for the Bonds. We have also pledged the capital contributed by PSE&G to secure the debt service requirements of the Bonds. The debt service requirements include

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

an overcollateralization subaccount, a capital subaccount and a reserve subaccount which are available to bond holders. Any amounts collateralizing the Bonds will be returned to PSE&G upon payment of the Bonds.

The significant terms of the Bonds issued by Transition Funding as of June 30, 2003 are as follows:

	Initial Principal Balance	Interest Rate	Payments Made On Bonds Through June 30, 2003	Current Portion Outstanding	Noncurrent Portion Outstanding	Final/ Expected Payment Date	Final Maturity Date

Class A-1	$105,249,914	5.46%	$105,249,914	—	—	6/17/02	—
Class A-2	$368,980,380	5.74%	126,729,888	$132,719,467	$109,531,025	3/15/05	3/15/07
Class A-3	$182,621,909	5.98%	—	—	182,621,909	6/15/06	6/15/08
Class A-4	$496,606,425	LIBOR + 0.30%	—	—	496,606,425	6/15/09	6/15/11
Class A-5	$328,032,965	6.45%	—	—	328,032,965	3/15/11	3/15/13
Class A-6	$453,559,632	6.61%	—	—	453,559,632	6/15/13	6/15/15
Class A-7	$219,688,870	6.75%	—	—	219,688,870	6/15/14	6/15/16
Class A-8	$370,259,905	6.89%	—	—	370,259,905	12/15/15	12/15/17

Total	$2,525,000,000		$231,979,802	$132,719,467	$2,160,300,731

We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(73) million and $(66) million as of June 30, 2003 and December 31, 2002, respectively, and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheets. The fair value of this swap will vary over time as a result of changes in market conditions and is expected to be recovered through the TBC. The $(73) million as of June 30 2003 is deferred and will be recovered from PSE&G’s customers.

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

Note 3.  Significant Agreements and Related Party Transactions

Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. Servicing and administrative fees paid to PSE&G for the quarters ended June 30, 2003 and 2002 were $398 thousand and $368 thousand, respectively. Servicing and administrative fees paid to PSE&G for the six months ended June 30, 2003 and 2002 were $760 thousand and $719 thousand, respectively.

As of June 30, 2003 and December 31, 2002, we had a receivable from our member, PSE&G, of approximately $56 million and $58 million, respectively, relating to TBC billings. As of June 30, 2003 and December 31, 2002 our payable to our member was approximately $96 million and $99 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise indicates, all references to “Transition Funding,” “we,” “us” or “our” herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

Following are the significant changes in or additions to information reported in our 2002 Annual Report on Form 10–K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 affecting the financial condition and the results of our operations. This discussion refers to our Financial Statements (Statements) and related Notes to Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

On January 31, 2001, we issued $2.525 billion of transition bonds in eight classes with maturities ranging from 1 year to 15 years. The net proceeds of the issuance were utilized to acquire Public Service Electric and Gas Company’s (PSE&G) property right in the Transition Bond Charge (TBC). We use collections of the TBC to make scheduled principal and interest payments on the transition bonds and to cover any additional administrative costs.

RESULTS OF OPERATIONS

Operating Revenues

TBC revenues decreased approximately $4 million or 5% and $1 million or 1% for the quarter and six months ended June 30, 2003 as compared to the same periods in 2002, respectively, due to a decrease in PSE&G’s electric transmission and distribution sales and a decline in the TBC rate from 2002. In January 2003, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC rate decreased to 0.7018 cents per Kilowatt-hour (kWh) from 0.7250 cents per kWh. Any increases or decreases in the TBC rate are designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and insure adequate funds to meet our scheduled repayments of the deferred issuance costs to PSE&G, as servicer of the bonds.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

Amortization of BTP decreased approximately $1 million for the quarter ended June 30, 2003 and increased approximately $2 million for the six months ended June 30, 2003 as compared to the same periods in 2002. These changes primarily relate to the changes in Operating Revenues, discussed above. As a regulated entity, we amortize an amount equal to what we record as revenue for the portion of the TBC relating to the BTP.

Servicing and Administrative Fees

Servicing and Administrative Fees increased approximately $30 thousand or 8% and $41 thousand or 6% for the quarter and six months ended June 30, 2003 as compared to the same periods in 2002, respectively due to increased administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

Interest Income decreased approximately $16 thousand or 13% and $66 thousand or 23% for the quarter and six months ended June 30, 2003, respectively, as compared to the quarter and six months ended June 30, 2002 primarily due to lower interest rates in 2003.

Interest Expense

Interest expense decreased approximately $2 million or 5% and $3 million or 3% for the quarter and six months ended June 30, 2003, respectively, as compared to the quarter and six months ended June 30, 2002, primarily due to a reduction in the total amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The principal amount of the Bonds, interest, fees and funding of the overcollateralization subaccount are being recovered through the TBC payable by retail customers of electricity within PSE&G’s service territory who receive electric delivery service from PSE&G. As part of PSE&G’s responsibility as servicer under the Servicing Agreement, PSE&G remits the TBC collections to the Trustee to make scheduled payments on the Bonds.

During 2003, payments of bond principal, interest and all related expenses were made by the Trustee on March 17, 2003 and June 16, 2003 totaling approximately $73 million and $68 million, respectively, including funding of the Capital Subaccount and the Overcollateralization account to required levels.

ITEM 3. QUALITATIVE AND QUANTITATIVE
DISCLOSURES ABOUT MARKET RISK

There were no material changes from the disclosures in the Annual Report on Form 10-K for the year ended December 31, 2002 or Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

We have established and maintained disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to the Company is made known to us by others within the organization, particularly during the period in which this Quarterly Report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Executive Officer and Chief Financial Officer, to monitor and evaluate these disclosure controls and procedures. The Chief Executive Officer, who also serves as the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the reporting period and, based on this evaluation, he has concluded that our disclosure controls and procedures were effective during the period covered in this quarterly report. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no updates to information reported under Item 3 of Part I of our 2002 Annual Report on Form 10–K and March 31, 2003 Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8–K

(A)      A listing of exhibits being filed with this document is as follows:

Exhibit Number	Document

31	Certification by Robert E. Busch, Chief Executive Officer of PSE&G Transition Funding LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.1	Certification by Robert E. Busch, Chief Financial Officer of PSE&G Transition Funding LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification by Robert E. Busch, Chief Executive Officer of PSE&G Transition Funding LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.1	Certification by Robert E. Busch, Chief Financial Officer of PSE&G Transition Funding LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(B)       Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSE&G TRANSITION FUNDING LLC (Registrant)
By:	/s/ Patricia A. Rado

Patricia A. Rado Controller (Principal Accounting Officer)

Date: August 12, 2003