Form 10-Q
period 2003-09-30
PSE&G TRANSITION FUNDING LLC
filed 2003-11-12
CIK 1091602

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

   [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

                                       OR

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                --------  --------

     Commission                 Registrant, State of Incorporation,                   I.R.S. Employer
    File Number                    Address, and Telephone Number                     Identification No.
-----------------------------------------------------------------------------------------------------------
     333-83635                      PSE&G Transition Funding LLC                         22-3672053
                               (A Delaware limited liability company)
                                        80 Park Plaza - T4D
                                           P.O. Box 1171
                                   Newark, New Jersey 07101-1171
                                            973 297-2227
                                        http://www.pseg.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

Registrant is a wholly owned subsidiary of Public Service Electric and Gas Company. Registrant meets the conditions set forth in General Instruction H(1)
(a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format authorized by General Instruction H.

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)   Yes      No X
                                                 ---    ---

================================================================================

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
FORWARD-LOOKING STATEMENTS                                                               ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                              1
        Notes to Financial Statements
          Note 1. Organization and Basis of Presentation                                  4
          Note 2. The Bonds                                                               4
          Note 3. Significant Agreements and Related Party Transactions                   5
          Note 4. New Accounting Standards                                                5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                             6
          Results of Operations                                                           6
          Liquidity and Capital Resources                                                 7
          Accounting Matters                                                              7

Item 3. Qualitative and Quantitative Disclosures About Market Risk                        7

Item 4. Controls and Procedures                                                           8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                 8

Item 6. Exhibits and Reports on Form 8-K                                                  8

Signature                                                                                 9

================================================================================
                          PSE&G TRANSITION FUNDING LLC
================================================================================


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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          PSE&G TRANSITION FUNDING LLC
                            STATEMENTS OF OPERATIONS
                                   (Thousands)
                                   (Unaudited)



                                                               For the Quarters        For the Nine Months
                                                                     Ended                   Ended
                                                                 September 30,            September 30,
                                                             --------------------     ----------------------
                                                               2003        2002         2003         2002
                                                             --------    --------     ---------    ---------
OPERATING REVENUES.....................................      $ 84,234    $ 89,258     $ 221,908    $ 227,902
OPERATING EXPENSES
     Amortization of Bondable Transition Property......        42,879      45,857        96,477       97,549
     Servicing and Administrative Fees.................           367         400         1,127        1,077
                                                             --------    --------     ---------    ---------
         Total Operating Expenses......................        43,246      46,257        97,604       98,626
                                                             --------    --------     ---------    ---------
OPERATING INCOME.......................................        40,988      43,001       124,304      129,276
Interest Income........................................            86         222           312          514
Interest Expense.......................................       (41,047)    (43,165)     (124,518)    (129,613)
                                                             --------    --------     ---------    ---------
NET INCOME.............................................      $     27    $     58     $      98    $     177
                                                             ========    ========     =========    =========

See Notes to Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                                 BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)

                                                                                  September 30,     December 31,
ASSETS                                                                               2003              2002
                                                                                  -------------     ------------
   Current Assets:
        Cash..........................................................               $      676       $      578
        Restricted Cash...............................................                   14,161           13,627
        Receivable from Member........................................                   65,281           57,807
                                                                                     ----------       ----------
             Total Current Assets.....................................                   80,118           72,012
                                                                                     ----------       ----------

      Noncurrent Assets:
        Bondable Transition Property..................................                2,221,232        2,317,709
        Deferred Issuance Costs.......................................                   74,202           82,303
        Regulatory Assets.............................................                   60,773           65,806
                                                                                     ----------       ----------
             Total Noncurrent Assets..................................                2,356,207        2,465,818
                                                                                     ----------       ----------
TOTAL ASSETS..........................................................               $2,436,325       $2,537,830
                                                                                     ==========       ==========

LIABILITIES
      Current Liabilities:
        Current Portion of Long-Term Debt.............................               $  135,020       $  128,935
        Current Portion of Payable to Member..........................                    6,736            6,200
        Regulatory Liability - Overcollateralization..................                    2,269            1,632
        Accrued Interest..............................................                    6,330            6,576
                                                                                     ----------       ----------
             Total Current Liabilities................................                  150,355          143,343
                                                                                     ----------       ----------

      Long-Term Liabilities:
        Long-Term Debt................................................                2,123,522        2,222,221
        Derivative Liability..........................................                   60,773           65,806
        Payable to Member.............................................                   88,374           93,257
                                                                                     ----------       ----------
             Total Long-Term Liabilities..............................                2,272,669        2,381,284
                                                                                     ----------       ----------
TOTAL LIABILITIES.....................................................                2,423,024        2,524,627
                                                                                     ----------       ----------

MEMBER'S EQUITY
        Contributed Capital...........................................                   12,625           12,625
        Retained Earnings.............................................                      676              578
                                                                                     ----------       ----------
              Total Member's Equity...................................                   13,301           13,203
                                                                                     ----------       ----------
TOTAL LIABILITIES AND MEMBER'S EQUITY.................................               $2,436,325       $2,537,830
                                                                                     ==========       ==========


See Notes to Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)


                                                                                     For the Nine Months Ended
                                                                                            September 30,
                                                                                     ---------------------------
                                                                                        2003             2002
                                                                                     ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                       $     98         $    177
      Adjustments to reconcile net income to net cash flows from operating activities:
        Amortization of Bondable Transition Property.....................                96,477           97,549
        Amortization of Deferred Issuance Costs..........................                 8,101            8,847
      Net Changes in Certain Current Assets and Liabilities:
       Restricted Cash...................................................                  (534)          (1,531)
       Receivable from Member............................................                (7,474)         (15,069)
       Payable to Member.................................................                (4,347)            (360)
       Overcollateralization.............................................                   637              639
       Accrued Interest..................................................                  (246)          (4,840)
                                                                                       --------         --------
         Net Cash Provided By Operating Activities.......................                92,712           85,412
                                                                                       --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES                                                        --              --
                                                                                       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of Long-Term Debt........................................               (92,614)         (85,235)
                                                                                       --------         --------
      Net Cash Used In Financing Activities..............................               (92,614)         (85,235)
                                                                                       --------         --------
Net Change in Cash and Cash Equivalents..................................                    98              177
Cash and Cash Equivalents at Beginning Of Period.........................                   578              363
                                                                                       --------         --------
Cash and Cash Equivalents at End Of Period...............................              $    676         $    540
                                                                                       ========         ========

Interest Paid............................................................              $116,663         $125,966


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

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for the Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Financial Statements and Notes to Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2002 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

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

     The significant terms of the Bonds issued by Transition Funding as of September 30, 2003 are as follows:


            ===================================================================================================
                                         Payments
              Initial                     Made On        Current      Noncurrent       Final/        Final
             Principal      Interest       Bonds         Portion        Portion       Expected      Maturity
              Balance         Rate        Through      Outstanding    Outstanding   Payment Date      Date
                                        September 30,
                                            2003
===============================================================================================================
Class A-1   $105,249,914     5.46%      $105,249,914            --             --      6/17/02         --
Class A-2   $368,980,380     5.74%       161,208,779   $135,019,765  $   72,751,836    3/15/05       3/15/07
Class A-3   $182,621,909     5.98%               --             --      182,621,909    6/15/06       6/15/08
Class A-4   $496,606,425  LIBOR + 0.30%          --             --      496,606,425    6/15/09       6/15/11
Class A-5   $328,032,965     6.45%               --             --      328,032,965    3/15/11       3/15/13
Class A-6   $453,559,632     6.61%               --             --      453,559,632    6/15/13       6/15/15
Class A-7   $219,688,870     6.75%               --             --      219,688,870    6/15/14       6/15/16
Class A-8   $370,259,905     6.89%               --             --      370,259,905   12/15/15      12/15/17
          --------------                ------------   ------------  --------------
Total     $2,525,000,000                $266,458,693   $135,019,765  $2,123,521,542
===============================================================================================================


     We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(61) million and $(66) million as of September 30, 2003 and December 31, 2002, respectively, and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheets. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G's customers through the TBC.

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

Note 3.  Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. Servicing and administrative fees paid to PSE&G for the quarters ended September 30, 2003 and 2002 were $367 thousand and $400 thousand, respectively. Servicing and administrative fees paid to PSE&G for the nine months ended September 30, 2003 and 2002 were $1,127 thousand and $1,077 thousand, respectively.

     As of September 30, 2003 and December 31, 2002, we had a receivable from our member, PSE&G, of approximately $65 million and $58 million, respectively, relating to TBC billings. As of September 30, 2003 and December 31, 2002 our payable to our member was approximately $95 million and $100 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us.

Note 4. New Accounting Standards

     We adopted Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149) on July 1, 2003. SFAS 149 amends and clarifies the accounting guidance for derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". We have concluded that there is no impact from adopting this standard.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless the context otherwise indicates, all references to "Transition Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     Following are the significant changes in or additions to information reported in our 2002 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 affecting the financial condition and the results of our operations. This discussion refers to our Financial Statements (Statements) and related Notes to Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

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

RESULTS OF OPERATIONS

Operating Revenues

     TBC revenues decreased approximately $5 million or 6% and $6 million or 3% for the quarter and nine months ended September 30, 2003 as compared to the same periods in 2002, respectively, due to a decline in the TBC rate from 2002. In January 2003, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC rate decreased to 0.7018 cents per Kilowatt-hour (kWh) from 0.7250 cents per kWh. Any increases or decreases in the TBC rate are designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and insure adequate funds to meet our scheduled repayments of the deferred issuance costs to PSE&G, as servicer of the bonds.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

     Amortization of BTP decreased approximately $3 million or 6% and $1 million or 1% for the quarter and nine months ended September 30, 2003 as compared to the same periods in 2002. These changes primarily relate to the changes in Operating Revenues discussed above. As a regulated entity, we amortize an amount equal to what we record as revenue for the portion of the TBC relating to the BTP.

Servicing and Administrative Fees

     PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased approximately $33 thousand or 8% for the quarter ended September 30, 2003 and increased $50 thousand or 5% for the nine months ended September 30, 2003 as compared to the same periods in 2002, due to changes in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

     Interest Income decreased approximately $136 thousand or 61% and $202 thousand or 39% for the quarter and nine months ended September 30, 2003, respectively, as compared to the quarter and nine months ended September 30, 2002 primarily due to lower interest rates in 2003.

Interest Expense

     Interest expense decreased approximately $2 million or 5% and $5 million or 4% for the quarter and nine months ended September 30, 2003, respectively, as compared to the quarter and nine months ended September 30, 2002, due to a reduction in the total amount of debt outstanding.

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

     During 2003, payments of bond principal, interest and all related expenses were made by the Trustee on March 17, 2003, June 16, 2003 and September 15, 2003 totaling approximately $73 million, $68 million and $75 million, respectively, including funding of the Capital Subaccount and the Overcollateralization account to required levels.

Accounting Matters

     We adopted Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149) on July 1, 2003. SFAS 149 amends and clarifies the accounting guidance for derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". We have concluded that there is no impact from adopting this standard.


                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     There were no material changes from the disclosures in the Annual Report on Form 10-K for the year ended December 31, 2002 or Quarterly Report on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

                         ITEM 4. CONTROLS AND PROCEDURES

     We have established and maintained disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to the Company is made known to us by others within the organization, particularly during the period in which this Quarterly Report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Executive Officer and Chief Financial Officer, to monitor and evaluate these disclosure controls and procedures. The Chief Executive Officer, who also serves as the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the reporting period and, based on this evaluation, he has concluded that our disclosure controls and procedures were effective during the period covered in this quarterly report. There were no significant changes in internal controls or in other factors during the quarter that could significantly affect internal controls. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     There are no updates to information reported under Item 3 of Part I of our 2002 Annual Report on Form 10-K and March 31, 2003 and June 30, 2003 Quarterly Reports on Form 10-Q.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) A listing of exhibits being filed with this document is as follows:

       Exhibit Number                    Document
       --------------                    --------
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


                          PSE&G TRANSITION FUNDING LLC
                                  (Registrant)

                  By:       /s/ Patricia A. Rado
                      ------------------------------------
                                Patricia A. Rado
                                   Controller
                         (Principal Accounting Officer)


Date:  November 10, 2003