Form 10-K
period 2003-12-31
PSE&G TRANSITION FUNDING LLC
filed 2004-03-22
CIK 1091602

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

 Commission         Registrant, State of Incorporation,         I.R.S. Employer
File Number            Address, and Telephone Number          Identification No.
-----------       -------------------------------------       ------------------
 333-83635             PSE&G Transition Funding LLC                22-3672053
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
FORWARD-LOOKING STATEMENTS                                                                            ii

PART I

Item 1.   Business................................................................................     1
Item 2.   Properties..............................................................................     2
Item 3.   Legal Proceedings.......................................................................     2
Item 4.   Submission of Matters to a Vote of Security Holders.....................................     2

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................     3
Item 6.   Selected Financial Data.................................................................     3
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...     3
Item 7A.  Qualitative and Quantitative Disclosures About Market Risk..............................     5
Item 8.   Financial Statements and Supplementary Data.............................................     5
          Independent Auditors' Report............................................................     6
          Notes to Financial Statements...........................................................    11
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....    16
Item 9A.  Controls and Procedures.................................................................    16

PART III

Item 10.  Directors and Executive Officers of the Registrants.....................................    16
Item 11.  Executive Compensation..................................................................    16
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................    16
Item 13.  Certain Relationships and Related Transactions..........................................    16
Item 14.  Principal Accounting Fees and Services..................................................    16

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................    17
          Signatures..............................................................................    19
          Exhibit Index...........................................................................    20

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

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: state and federal legal or regulatory developments; national or regional economic conditions; market demand and prices for energy; customer conservation; distributed generation technology; weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of Public Service Electric and Gas Company's facilities and third party suppliers; and the payment patterns of customers including the rate of delinquencies and the accuracy of the collections curve.

                                     PART I

ITEM 1. BUSINESS

     Unless the context otherwise indicates, all references to "Transition Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     We were formed under the laws of the State of Delaware on July 21, 1999 and operate pursuant to a limited liability company agreement with Public Service Electric and Gas Company (PSE&G) as our sole member. PSE&G is an operating electric and gas utility and is a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). We are an asset-backed issuer, as defined by the U.S. Securities and Exchange Commission, which was organized for the sole purpose of purchasing and owning bondable transition property (BTP) of PSE&G, issuing transition bonds (Bonds), pledging our interest in BTP and other collateral to a debt/security trustee (Trustee) to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

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

     On January 31, 2001, we issued $2.525 billion of transition bonds in eight classes with stated maturities ranging from 1 year to 15 years, of which $2.22 billion in seven classes remain outstanding as of December 31, 2003. The net proceeds of the issuance were utilized to acquire PSE&G's property right in the TBC. The transition bonds are collateralized by the BTP created under the Energy Competition Act and the related Finance Order. The BTP represents the irrevocable right to recover, through a TBC billed by PSE&G to its retail electric customers within PSE&G's service territory, an amount sufficient to pay:

     o the interest, fees, expenses, costs, charges, credit enhancement and premiums, if any, associated with the transition bonds, and

     o    the principal amount of the transition bonds.

     Approximately $230 million of issuance costs were incurred in connection with the securitization transaction, including costs of a hedging arrangement as permitted by the Finance Order. The $105 million in costs in excess of the $125 million of estimated transaction costs included in the BTP, as provided for in the Finance Order, were capitalized and are being recovered on a subordinated basis by us through the TBC. The initial TBC rate became effective on February 7, 2001, in accordance with the Final Order.

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

     We have no employees. Under the servicing agreement entered into by PSE&G and us concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to collect the TBC on our behalf. We pay an annual servicing fee to PSE&G equal to 0.05% of the initial balance of Bonds outstanding. The servicing fee is recovered through the TBC. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Interest earned on funds in the Capital Subaccount results in Net Income for us and will be periodically dividended to PSE&G.

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

RESULTS OF OPERATIONS

Operating Revenues

     Transition Bond Charge (TBC) revenues decreased approximately $7 million or 2% for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily due to the decline in the TBC rate from 2002. In January 2003, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC rate decreased to 0.7018 cents per Kilowatt-hour (kWh) from 0.7250 cents per kWh.

     As a result of the annual true-up approved by the BPU in January 2004, the TBC rate for 2004 decreased to 0.6862 cents per kWh. Any increases or decreases in the TBC rate are designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to Public Service Electric and Gas Company (PSE&G), as servicer of the bonds.

     TBC revenues increased approximately $52 million or 21% for the year ended December 31, 2002 as compared to the year ended December 31, 2001 primarily due to revenues being recorded for a full year in 2002 as compared to eleven months in 2001. This was supplemented by an increase in the TBC rate, as well as an increase in PSE&G's electric transmission and distribution sales. The TBC rate increased from 0.6739 cents per kWh to 0.7250 cents per kWh as part of our annual true-up, which was approved by the New Jersey Board of Public Utilities
(BPU) effective in January 2002.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

     Amortization of BTP decreased approximately $1 million or 1% for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily due to the changes in Operating Revenues discussed above. As a regulated entity, we amortize an amount equal to what we record as revenue for the portion of the TBC relating to the BTP. Accordingly, the lower TBC rates in 2003 resulted in a decrease of the amortization that was recorded.

     Amortization of BTP increased approximately $43 million or 53% for the year ended December 31, 2002 as compared to the year ended December 31, 2001 primarily due to expenses being recorded for a full year in 2002 as compared to eleven months in 2001. This was supplemented by an increase in the TBC rate and an increase in sales as discussed above. As a regulated entity, we amortize an amount equal to what we record as revenue for the portion of TBC relating to the BTP. Accordingly, the higher TBC rates in 2002 resulted in an increase in recorded amortization.

Servicing and Administrative Fees

     PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees increased $38 thousand or 3% for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily due to increases in administrative expenses billed to us by the Servicer, PSE&G.

     Servicing and Administrative fees increased $178 thousand or 14% for the year ended December 31, 2002 as compared to the year ended December 31, 2001 primarily due to the transition bonds being outstanding for a full year in 2002 as compared to eleven months in 2001.

Interest Income

     Interest Income decreased approximately $250 thousand or 38% for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily due to lower interest rates in 2003.

     Interest Income decreased approximately $614 thousand or 48% for the year ended December 31, 2002 as compared to the year ended December 31, 2001 primarily due to lower rates and lower average cash balances in 2002.

Interest Expense

     Interest expense decreased approximately $7 million or 4% for the year ended December 31, 2003 as compared to the year ended December 31, 2002 due to a reduction in the total amount of debt outstanding.

     Interest Expense increased approximately $8 million or 5% for the year ended December 31, 2002 as compared to the year ended December 31, 2001 primarily due to the transition bonds being outstanding for a full year in 2002 partially offset by a reduction in the total amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     The principal amount of the transition bonds, interest, fees and funding of the overcollateralization subaccount are being recovered through the TBC payable by retail customers of electricity within PSE&G's service territory who receive electric delivery service from PSE&G. As part of PSE&G's responsibility as servicer under the Servicing Agreement, PSE&G remits the TBC collections to the debt/security trustee (Trustee) to make scheduled payments on the transition bonds.

     During 2003, all required payments of bond principal, interest and all related expenses were made by the Trustee on March 17, 2003, June 16, 2003, September 15, 2003 and December 15, 2003 totaling approximately $73 million, $68 million, $75 million and $73 million, respectively, including replenishments to the Capital Subaccount and the Overcollateralization account to required levels. During 2002, payments of bond principal, interest and all related expenses were made by the Trustee on March 15, 2002, June 17, 2002, September 16, 2002 and December 16, 2002 totaling approximately $297 million. These payments were primarily funded from our TBC collections and interest earned on those funds.

ACCOUNTING ISSUES

Critical Accounting Policies

Unbilled Revenues

     The TBC is charged to all of PSE&G's electrical transmission and distribution system and is recorded based on electric usage. PSE&G records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. Unbilled usage is calculated in two steps. The initial step is to apply a base usage per day to the number of unbilled days in the period. The second step estimates seasonal loads based upon the time of year and the variance of actual degree-days and temperature-humidity-index hours of the unbilled period from expected norms. The resulting usage is priced at current TBC rate levels and recorded as revenue. Each month the prior month's unbilled amounts are reversed and the current month's amounts are accrued. The resulting revenue reflects the billed data less the portion booked as unbilled revenue in the prior month plus the unbilled portion of the current month. Unbilled revenue is reflected as revenues and as a receivable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Managers and Sole Member of PSE&G Transition Funding LLC:

     We have audited the accompanying balance sheets of PSE&G Transition Funding LLC (the "Company") as of December 31, 2003 and 2002, and the related statements of income, member's equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 19, 2004

                          PSE&G TRANSITION FUNDING LLC
                              STATEMENTS OF INCOME
                                   (THOUSANDS)

                                                         For the Years Ended
                                                             December 31,
                                                  ---------------------------------
                                                     2003        2002      2001
                                                  ---------------------------------
OPERATING REVENUES                                $ 291,182   $ 298,633   $ 246,496

OPERATING EXPENSES
   Amortization of Bondable Transition Property     124,381     125,324      81,967
   Servicing and Administrative Fees                  1,506       1,468       1,290
                                                  ---------------------------------
      Total Operating Expenses                      125,887     126,792      83,257
                                                  ---------------------------------
OPERATING INCOME                                    165,295     171,841     163,239
Interest Income                                         416         666       1,280
Interest Expense                                   (165,582)   (172,292)   (164,156)
                                                  ---------------------------------
NET INCOME                                        $     129   $     215   $     363
                                                  =================================

See Notes to Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                                 BALANCE SHEETS
                                   (THOUSANDS)

                                                     December 31,   December 31,
                                                         2003           2002
                                                     ------------   ------------
ASSETS
   Current Assets:
      Cash                                            $      707     $      578
      Receivable from Member                              57,921         57,807
      Restricted Cash                                      5,339          1,002
                                                      ----------     ----------
         Total Current Assets                             63,967         59,387
                                                      ----------     ----------

   Noncurrent Assets:
      Restricted Cash                                     12,625         12,625
      Bondable Transition Property                     2,193,328      2,317,709
      Deferred Issuance Costs                             71,568         82,303
      Regulatory Assets - Interest Rate Swap              51,015         65,806
                                                      ----------     ----------
         Total Noncurrent Assets                       2,328,536     2,478,443
                                                      ----------     ----------
TOTAL ASSETS                                          $2,392,503     $2,537,830
                                                      ==========     ==========

LIABILITIES
   Current Liabilities:
      Current Portion of Long-Term Debt               $  137,361     $  128,935
      Current Portion of Payable to Member                 3,395          6,200
      Accrued Interest                                     5,939          6,576
                                                      ----------     ----------
         Total Current Liabilities                       146,695        141,711
                                                      ----------     ----------

   Long-Term Liabilities:
      Long-Term Debt                                   2,084,860      2,222,221
      Derivative Liability                                51,015         65,806
      Payable to Member                                   94,119         93,257
      Regulatory Liability - Overcollateralization         2,482          1,632
                                                      ----------     ----------
         Total Long-Term Liabilities                   2,232,476      2,382,916
                                                      ----------     ----------
TOTAL LIABILITIES                                      2,379,171      2,524,627
                                                      ----------     ----------
MEMBER'S EQUITY
      Contributed Capital                                 12,625         12,625
      Retained Earnings                                      707            578
                                                      ----------     ----------
         Total Member's Equity                            13,332         13,203
                                                      ----------     ----------
TOTAL LIABILITIES AND MEMBER'S EQUITY                 $2,392,503     $2,537,830
                                                      ==========     ==========

See Notes to Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)

                                                       For the Years Ended December 31,
                                                     -----------------------------------
                                                        2003        2002         2001
                                                     ---------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $     129   $     215   $       363
   Adjustments to Reconcile Net Income to Net Cash
      flows from Operating Activities:
   Amortization of Bondable Transition Property        124,381     125,324        81,967
   Amortization of Deferred Issuance Costs              10,735      11,614        10,642
   Net Changes in Certain Current Assets and
   Liabilities:
      Receivable from Member                              (114)     (4,506)      (52,286)
      Payable to Member                                 (1,943)     (5,208)       68,046
      Restricted Cash                                   (4,337)     (1,002)           --
      Accrued Interest                                    (637)     (5,929)       12,856
      Other                                                 --          --        (1,366)
   Net Increase in Overcollateralization                   850         852           780
                                                     ---------   ---------   -----------
      Net Cash Provided By Operating Activities        129,064     121,360       121,002
                                                     ---------   ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Bondable Transition Property                 --          --    (2,525,000)
                                                     ---------   ---------   -----------
      Net Cash Used in Investing Activities                 --          --    (2,525,000)
                                                     ---------   ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Long-Term Debt                               --          --     2,525,000
   Restricted Cash                                          --        (690)      (11,935)
   Repayment of Long-Term Debt                        (128,935)   (120,455)      (53,389)
   Deferred Issuance Costs                                  --          --       (67,940)
   Contributed Capital                                      --          --        12,624
                                                     ---------   ---------   -----------
      Net Cash (Used In) Provided By Financing
      Activities                                      (128,935)   (121,145)    2,404,360
                                                     ---------   ---------   -----------
Net Change in Cash and Cash Equivalents                    129         215           362
Cash and Cash Equivalents at Beginning of Period           578         363             1
                                                     ---------   ---------   -----------
Cash and Cash Equivalents at End of Period           $     707   $     578   $       363
                                                     =========   =========   ===========

Interest Paid                                        $ 155,484   $ 166,608   $   141,008

See Notes to Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY
                                   (THOUSANDS)

                                  Contributed   Retained
                                    Capital     Earnings    Total
                                  -----------   --------   -------
Balance as of January 1, 2001       $     1       $ --     $     1
   Net Income                            --        363         363
   Contributed Capital               12,624         --      12,624
                                    -------       ----     -------
Balance as of December 31, 2001      12,625        363      12,988
                                    -------       ----     -------
   Net Income                            --        215         215
                                    -------       ----     -------
Balance as of December 31, 2002      12,625        578      13,203
                                    -------       ----     -------
   Net Income                            --        129         129
                                    -------       ----     -------
Balance as of December 31, 2003     $12,625       $707     $13,332
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

Basis of Presentation

     The financial statements included herein have been prepared pursuant to Generally Accepted Accounting Principles in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission.

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

                          NOTES TO FINANCIAL STATEMENTS

     Cash

     Cash consists primarily of highly liquid marketable securities and money market funds.

     Restricted Cash

     Revenues collected through the TBC by PSE&G from its retail electric customers are remitted to the Trustee and must be used to pay the principal, interest and other expenses associated with the Bonds and are classified as Restricted Cash in Current Assets on the Balance Sheet. In addition, as required by the Finance Order, we deposited an amount equal to 0.5% of the initial principal amount of the bonds, which was contributed by PSE&G, into the Capital Subaccount with the Trustee to be drawn in the event collections and other reserve funds are insufficient to make scheduled payments. The funds deposited into the Capital Subaccount are classified as Restricted Cash in Noncurrent Assets on the Balance Sheet.

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

                          NOTES TO FINANCIAL STATEMENTS

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

     Interest Expense

     Interest Expense consists primarily of interest on the Bonds. Also included in Interest Expense is the amortization of the deferred issuance costs and related interest on the payable to PSE&G.

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

     Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of revenues, expenses, assets and liabilities, as well as the disclosure of contingencies. Actual results could differ from these estimates.

     Reclassifications

     Certain reclassifications of amounts reported in prior periods have been made to conform with the current presentation.

Note 2. The Bonds

     On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with maturities ranging from one year to fifteen years, of which $2.222 billion remain outstanding as of December 31, 2003. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

                          NOTES TO FINANCIAL STATEMENTS

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

The significant terms of the Bonds issued by Transition Funding as of December 31, 2003 are as follows:

            =======================================================================================================
                                              Payments
                                              Made On
                Initial                     Bonds Through      Current       Noncurrent        Final/        Final
               Principal       Interest       December         Portion         Portion        Expected     Maturity
                Balance          Rate         31, 2003       Outstanding     Outstanding    Payment Date     Date
===================================================================================================================
Class A-1   $  105,249,914       5.46%       $105,249,914             --               --      6/17/02           --
Class A-2   $  368,980,380       5.74%       $197,529,140   $137,360,627   $   34,090,613      3/15/05      3/15/07
Class A-3   $  182,621,909       5.98%                 --             --   $  182,621,909      6/15/06      6/15/08
Class A-4   $  496,606,425   LIBOR + 0.30%             --             --   $  496,606,425      6/15/09      6/15/11
Class A-5   $  328,032,965       6.45%                 --             --   $  328,032,965      3/15/11      3/15/13
Class A-6   $  453,559,632       6.61%                 --             --   $  453,559,632      6/15/13      6/15/15
Class A-7   $  219,688,870       6.75%                 --             --   $  219,688,870      6/15/14      6/15/16
Class A-8   $  370,259,905       6.89%                 --             --   $  370,259,905     12/15/15     12/15/17
            --------------                   ------------   ------------   --------------
Total       $2,525,000,000                   $302,779,054   $137,360,627   $2,084,860,319
===================================================================================================================

     During the years ended December 31, 2003 and 2002, Transition Funding made principal payments on the bonds of $129 million and $120 million, respectively.

     We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The notional amount of the interest rate swap is $497 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(51) million as of December 31, 2003 and $(66) million as of December 31, 2002 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

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

Note 3. Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G for the years ended December 31, 2003, 2002 and 2001 were approximately $1.5 million, $1.5 million and $1.3 million, respectively.

                          NOTES TO FINANCIAL STATEMENTS

     As of December 31, 2003 and December 31, 2002, we had a receivable from our member, PSE&G, of approximately $58 million, relating to TBC billings. As of December 31, 2003 and December 31, 2002 our payable to our member was approximately $98 million and $99 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this payable to PSE&G for the years ended December 31, 2003, 2002 and 2001 were approximately $6.9 million, $6.7 million and $5.9 million, respectively.

Note 4. Selected Quarterly Data (Unaudited)

     The information shown below, in the opinion of Transition Funding includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts.

                                                       Calendar Quarter Ended
                            -----------------------------------------------------------------------------
                                 March 31,           June 30,         September 30,        December 31,
                            -----------------   -----------------   -----------------   -----------------
                              2003      2002      2003      2002      2003      2002      2003      2002
                            -------   -------   -------   -------   -------   -------   -------   -------
                                                             (Thousands)
Operating Revenues.......   $70,311   $67,545   $67,363   $71,099   $84,234   $89,258   $69,274   $70,731
Operating Income.........    42,257    42,875    41,059    43,400    40,988    43,001    40,991    42,565
Net Income...............        37        61        34        58        27        58        31        38

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE.

ITEM 9A. CONTROLS AND PROCEDURES

     Not Applicable.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Not Applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this report:

     PSE&G Transition Funding LLC Statements of Income for the years ended December 31, 2003, 2002 and 2001 on page 7.

     PSE&G Transition Funding LLC Balance Sheets as of December 31, 2003 and 2002 on page 8.

     PSE&G Transition Funding LLC Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 on page 9.

     PSE&G Transition Funding LLC Statements of Member's Equity for the years ended December 31, 2003, 2002 and 2001 on page 10.

     PSE&G Transition Funding LLC Notes to Financial Statements on pages 11 through 15.

(B) There were no reports on Form 8-K filed during the last quarter of 2003 and the 2002 period covered by this report.

(C) A listing of exhibits being filed with this document is as follows. Certain Exhibits previously filed with the Commission and the appropriate securities exchanges are indicated as set forth below. Such Exhibits are not being refiled, but are included because inclusion is desirable for convenient reference.

-----------------------
     Exhibit Number
-----------------------
 This          Previous
Filing          Filing
-----------------------
   1.1   (b)        1.1   Underwriting Agreement dated as of January 25, 2001
                          among Public Service Electric and Gas Company, PSE&G
                          Transition Funding LLC and Lehman Brothers, Inc., on
                          behalf of itself and as the representative of the
                          several underwriters named therein

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

  10.2   (b)       10.2   Servicing Agreement dated as of January 31, 2001
                          between PSE&G Transition Funding LLC and Public
                          Service Electric and Gas Company

  10.3   (a)       10.3   Petition of PSE&G to the State of New Jersey Board of
                          Public Utilities, dated June 8, 1999

  10.4   (a)       10.4   Financing Order of the BPU issued September 17, 1999

  25.1   (a)       25.1   Statement of Eligibility under the Trust Indenture Act
                          of 1939, as amended, of The Bank of New York, as
                          Trustee under the Indenture

    31                    Certification by Robert E. Busch, Chief Executive
                          Officer and Chief Financial Officer of PSE&G
                          Transition Funding LLC Pursuant to Rules 13a - 14 and
                          15d - 14 of the Securities Exchange Act of 1934

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

                                           PSE&G Transition Funding LLC


                                           By /s/ ROBERT E. BUSCH
                                              ----------------------------------
                                              Robert E. Busch
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

Date: March 22, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                          Title                        Date
        ---------                          -----                        ----
/s/ ROBERT E. BUSCH        President, Chief Executive Officer,     March 22, 2004
------------------------   Chief Financial Officer and Manager
    Robert E. Busch        (Principal Executive Officer and
                           Principal Financial Officer)


/s/ MORTON A. PLAWNER      Vice President, Treasurer and Manager   March 22, 2004
------------------------
    Morton A. Plawner


/s/ PATRICIA A. RADO       Controller                              March 22, 2004
------------------------   (Principal Accounting Officer)
    Patricia A. Rado


/s/ R. EDWIN SELOVER       Manager                                 March 22, 2004
------------------------
    R. Edwin Selover


/s/ BENJAMIN B. ABEDINE    Manager                                 March 22, 2004
------------------------
    Benjamin B. Abedine


/s/ DEAN A. CHRISTIANSEN   Manager                                 March 22, 2004
------------------------
    Dean A. Christiansen

EXHIBIT INDEX

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