Form 10-Q
period 2004-03-31
PSE&G TRANSITION FUNDING LLC
filed 2004-05-10
CIK 1091602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

        (Mark One)
            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                      OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from_______________ to____________


             Commission      Registrant, State of Incorporation,         I.R.S. Employer
            File Number         Address, and Telephone Number           Identification No.
        ----------------------------------------------------------------------------------
             333-83635           PSE&G Transition Funding LLC               22-3672053
                            (A Delaware limited liability company)
                                     80 Park Plaza - T4D
                                        P.O. Box 1171
                                Newark, New Jersey 07101-1171
                                         973 297-2227
                                     http://www.pseg.com
                                     -------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
        days. Yes  X     No
                  ___       ___

        Registrant is a wholly owned subsidiary of Public Service Electric and Gas Company. Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format authorized by General Instruction H.

        Indicate by check mark whether the registrant is an accelerated filer
        (as defined in Rule 12b-2 of the Exchange Act)  Yes     No  X
                                                            ___    ___

                                                TABLE OF CONTENTS



                                                                                         PAGE
                                                                                         ----

   FORWARD-LOOKING STATEMENTS                                                             ii

   PART I. FINANCIAL INFORMATION
   -----------------------------
   Item 1.      Financial Statements                                                       1
                Notes to Condensed Financial Statements
                   Note 1. Organization and Basis of Presentation                          4
                   Note 2. The Bonds                                                       4
                   Note 3. Significant Agreements and Related Party Transactions           5

   Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                    6
                   Results of Operations                                                   6
                   Liquidity and Capital Resources                                         7

   Item 3.      Qualitative and Quantitative Disclosures About Market Risk                 7

   Item 4.      Controls and Procedures                                                    7

   PART II. OTHER INFORMATION
   --------------------------
   Item 1.      Legal Proceedings                                                          8

   Item 6.      Exhibits and Reports on Form 8-K                                           8

   Signature                                                                               9


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

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: state and federal legal or regulatory developments; national or regional economic conditions; market demand and prices for energy; customer conservation; distributed generation technology; weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of PSE&G's facilities and third party suppliers; and the payment patterns of customers including the rate of delinquencies.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS


                          PSE&G TRANSITION FUNDING LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Thousands)
                                   (Unaudited)

                                                                                 For the Quarters Ended
                                                                                        March 31,
                                                                                -----------------------
                                                                                   2004          2003
                                                                                ---------     ---------
OPERATING REVENUES                                                              $  70,194     $  70,311
OPERATING EXPENSES
  Amortization of Bondable Transition Property                                     29,885        27,692
  Servicing and Administrative Fees                                                   389           362
                                                                                ---------     ---------
    Total Operating Expenses                                                       30,274        28,054
                                                                                ---------     ---------
OPERATING INCOME                                                                   39,920        42,257
Interest Income                                                                       115           118
Interest Expense                                                                  (40,000)      (42,338)
                                                                                ---------     ---------
NET INCOME                                                                      $      35         $  37
                                                                                ---------     ---------
                                                                                ---------     ---------



See Notes to Condensed Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                            CONDENSED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)





                                                        March 31,   December 31,
                                                           2004         2003
                                                        ----------  ------------
ASSETS
Current Assets:
  Cash                                                  $      433    $      707
  Receivable from Member                                    56,910        57,921
  Restricted Cash                                            8,497         5,339
                                                        ----------  ------------
    Total Current Assets                                    65,840        63,967
                                                        ----------  ------------

Noncurrent Assets:
  Restricted Cash                                           12,625        12,625
  Bondable Transition Property                           2,163,443     2,193,328
  Deferred Issuance Costs                                   68,972        71,568
  Regulatory Asset - Interest Rate Swap                     59,293        51,015
                                                        ----------  ------------
    Total Noncurrent Assets                              2,304,333     2,328,536
                                                        ----------  ------------
TOTAL ASSETS                                            $2,370,173    $2,392,503
                                                        ----------  ------------
                                                        ----------  ------------

LIABILITIES
Current Liabilities:
  Current Portion of Long-Term Debt                     $  139,589    $  137,361
  Current Portion of Payable to Member                       5,897         3,395
  Accrued Interest                                           6,235         5,939
                                                        ----------  ------------
    Total Current Liabilities                              151,721       146,695
                                                        ----------  ------------

Long-Term Liabilities:
  Long-Term Debt                                         2,050,770     2,084,860
  Derivative Liability                                      59,293        51,015
  Payable to Member                                         92,636        94,119
  Regulatory Liability - Overcollateralization               2,695         2,482
                                                        ----------  ------------
    Total Long-Term Liabilities                          2,205,394     2,232,476
                                                        ----------  ------------
TOTAL LIABILITIES                                        2,357,115     2,379,171
                                                        ----------  ------------

MEMBER'S EQUITY
  Contributed Capital                                       12,625        12,625
  Retained Earnings                                            433           707
                                                        ----------  ------------
    Total Member's Equity                                   13,058        13,332
                                                        ----------  ------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                   $2,370,173    $2,392,503
                                                        ----------  ------------
                                                        ----------  ------------





See Notes to Condensed Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)




                                                                                           For the Quarters Ended
                                                                                                  March 31,
                                                                                          ------------------------
                                                                                            2004           2003
                                                                                          -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                             $     35         $     37
  Adjustments to reconcile net income to net cash flows from operating activities:
    Amortization of Bondable Transition Property                                           29,885           27,692
    Amortization of Deferred Issuance Costs                                                 2,596            2,731
  Net Changes in Certain Current Assets and Liabilities:
    Restricted Cash                                                                        (3,158)            (167)
    Receivable from Member                                                                  1,011            2,040
    Payable to Member                                                                       1,019           (2,137)
    Overcollateralization                                                                     213              212
    Accrued Interest                                                                          296              (91)
                                                                                          -------         --------
      Net Cash Provided By Operating Activities                                            31,897           30,317
                                                                                          -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES                                                           --               --
                                                                                          -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Long-Term Debt                                                             (31,862)         (30,280)
  Dividends Paid                                                                             (309)              --
                                                                                          -------         --------
      Net Cash Used In Financing Activities                                               (32,171)         (30,280)
                                                                                          -------         --------
Net Change in Cash and Cash Equivalents                                                      (274)              37
Cash and Cash Equivalents at Beginning Of Period                                              707              578
                                                                                          -------         --------
Cash and Cash Equivalents at End Of Period                                               $    433         $    615
                                                                                          -------         --------
                                                                                          -------         --------

Interest Paid                                                                            $ 37,018         $ 39,698






See Notes to Condensed Financial Statements.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

     BTP represents the irrevocable right of PSE&G, or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from electric customers pursuant to a bondable stranded cost rate order (Finance Order), and a Final Order in PSE&G's rate unbundling and restructuring proceedings (Final Order), which were issued September 17, 1999 and August 24, 1999, respectively, by the State of New Jersey Board of Public Utilities (BPU) in accordance with the New Jersey Electric Discount and Energy Competition Act enacted in February 1999. The Finance Order authorizes the TBC to recover $2.525 billion aggregate principal amount of Bonds, plus an amount to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

     Our organizational documents require us to operate in a manner so that we should not be consolidated in the bankruptcy estate of PSE&G in the event PSE&G becomes subject to a bankruptcy proceeding.

Basis of Presentation

     The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) for the Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Condensed Financial Statements and Notes to Condensed Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2003 Annual Report on Form 10-K.

     The unaudited financial information furnished reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end balance sheets were derived from the audited financial statements included in our 2003 Annual Report on Form 10-K.

Note 2.  The Bonds

     On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with maturities ranging from one year to fifteen years. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

     Under applicable law, the Bonds are not an obligation of PSE&G or secured by the assets of PSE&G, but rather the Bonds are only recourse to us and are collateralized on a pro rata basis by the BTP and our equity and assets. TBC collections are deposited at least monthly by PSE&G with the Trustee and are used to pay our expenses, to pay our debt service on the Bonds and to fund any credit enhancement for the Bonds. We have also pledged the capital contributed by PSE&G to secure the debt service requirements of the Bonds. The debt service requirements include

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


an overcollateralization subaccount, a capital subaccount and a reserve subaccount which are available to bond holders. Any amounts collateralizing the Bonds will be returned to PSE&G upon payment of the Bonds.

     The significant terms of the Bonds issued by Transition Funding as of March 31, 2004 are as follows:


                ==================================================================================================
                                             Payments
                                             Made On
                                              Bonds
                   Initial                   Through         Current      Noncurrent       Final/      Final
                  Principal      Interest    March 31,       Portion        Portion       Expected    Maturity
                   Balance         Rate        2004       Outstanding    Outstanding   Payment Date    Date
    =============================================================================================================
    Class A-1 $  105,249,914     5.46%      $105,249,914   $         --    $          --    6/17/02          --
    Class A-2    368,980,380     5.74%       229,391,248    139,589,132               --    3/15/05     3/15/07
    Class A-3    182,621,909     5.98%                --             --      182,621,909    6/15/06     6/15/08
    Class A-4    496,606,425   LIBOR + 0.30%          --             --      496,606,425    6/15/09     6/15/11
    Class A-5    328,032,965     6.45%                --             --      328,032,965    3/15/11     3/15/13
    Class A-6    453,559,632     6.61%                --             --      453,559,632    6/15/13     6/15/15
    Class A-7    219,688,870     6.75%                --             --      219,688,870    6/15/14     6/15/16
    Class A-8    370,259,905     6.89%                --             --      370,259,905   12/15/15    12/15/17
               -------------                ------------   ------------   -------------
    Total     $2,525,000,000                $334,641,162   $139,589,132   $2,050,769,706
    =============================================================================================================


     We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(59) million and $(51) million as of March 31, 2004 and December 31, 2003, respectively, and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheets. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from or refunded to PSE&G's customers.

     We incurred approximately $230 million in issuance costs in connection with the securitization transaction, including $201 million of costs of a hedging arrangement as permitted by the Finance Order. Of this amount, $125 million was included with the BTP, with the balance in deferred issuance costs. Costs in excess of the $125 million of transaction costs provided for in the Finance Order were paid by PSE&G and are being recovered on a subordinated basis by us through the TBC and remitted to PSE&G with interest at a rate of 6.48%. The TBC rate became effective on February 7, 2001, in accordance with the Finance Order.

Note 3.  Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. Servicing and administrative fees paid to PSE&G for the quarters ended March 31, 2004 and 2003 were $389 thousand and $362 thousand, respectively.

     As of March 31, 2004 and December 31, 2003, we had a receivable from our member, PSE&G, of approximately $57 million and $58 million, respectively, relating to TBC billings. As of March 31, 2004 and December 31, 2003 our payable to our member was approximately $99 million and $98 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless the context otherwise indicates, all references to "Transition Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     Following are the significant changes in or additions to information reported in our 2003 Annual Report on Form 10-K affecting the financial condition and the results of our operations. This discussion refers to our Condensed Financial Statements (Statements) and related Notes to Condensed Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

     On January 31, 2001, we issued $2.525 billion of transition bonds in eight classes with maturities ranging from one year to fifteen years. The net proceeds of the issuance were utilized to acquire Public Service Electric and Gas Company's (PSE&G) property right in the Transition Bond Charge (TBC). We use collections of the TBC to make scheduled principal and interest payments on the transition bonds and to cover any additional administrative costs.

RESULTS OF OPERATIONS

Operating Revenues

     TBC revenues decreased approximately $117 thousand or 0.2% for the quarter ended March 31, 2004 as compared to the same quarter in 2003, respectively, due to a decline in the TBC rate from 2003. In January 2004, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities
(BPU), the TBC rate decreased to 0.6862 cents per Kilowatt-hour (kWh) from
0.7018 cents per kWh in 2003. Any increases or decreases in the TBC rate are designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to PSE&G, as servicer of the Bonds.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

     Amortization of BTP increased approximately $2 million or 8% for the quarter ended March 31, 2004 as compared to the same quarter in 2003. As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. We defer any over or under collection of expense to match against future revenues.

Servicing and Administrative Fees

     PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees increased approximately $27 thousand or 7% for the quarter ended March 31, 2004 as compared to the same quarter in 2003, due to increases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

     Interest Income decreased approximately $3 thousand or 3% for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 primarily due to lower interest rates in 2004.

Interest Expense

     Interest expense decreased approximately $2 million or 6% for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 due to a reduction in the total amount of debt outstanding.

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

     During 2004, payments of bond principal, interest and all related expenses were made by the Trustee on March 17, 2004 totaling approximately $69 million, including funding of the Capital Subaccount and the Overcollateralization account to required levels.

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     There were no material changes from the disclosures in the Annual Report on Form 10-K for the year ended December 31, 2003.

                         ITEM 4. CONTROLS AND PROCEDURES

     Not Applicable.

                           PART II. OTHER INFORMATION
                           --------------------------
                            ITEM 1. LEGAL PROCEEDINGS

     There are no updates to information reported under Item 3 of Part I of our 2003 Annual Report on Form 10-K.

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


                       PSE&G TRANSITION FUNDING LLC
                       ----------------------------
                                (Registrant)

                       By: /s/ Patricia A. Rado
                       -----------------------------
                              Patricia A. Rado
                                 Controller
                        (Principal Accounting Officer)




Date:  May 10, 2004