Form 10-Q
period 2004-06-30
PSE&G TRANSITION FUNDING LLC
filed 2004-08-10
CIK 1091602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 (Mark One)
   [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

                                       OR

  [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _______________

Commission                 Registrant, State of Incorporation,                   I.R.S. Employer
File Number                   Address, and Telephone Number                     Identification No.
---------------------------------------------------------------------------------------------------
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

   Item 2. Management's Discussion and Analysis of Financial Condition and
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

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS


                          PSE&G TRANSITION FUNDING LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Thousands)
                                   (Unaudited)

                                                                For the Quarters Ended            For the Six Months Ended
                                                                       June 30,                           June 30,
                                                             ------------------------------     ------------------------------
                                                                 2004             2003              2004             2003
                                                             -------------     ------------     -------------     ------------
OPERATING REVENUES.....................................      $   70,810       $  67,363          $141,004          $ 137,674
OPERATING EXPENSES
     Amortization of Bondable Transition Property......          31,020          25,906            60,905             53,598
     Servicing and Administrative Fees.................             368             398               757                760
                                                             ----------        --------          --------         ----------
         Total Operating Expenses......................          31,388          26,304            61,662             54,358
                                                             ----------        --------          --------         ----------
OPERATING INCOME.......................................          39,422          41,059            79,342             83,316
Interest Income........................................              95             108               210                226
Interest Expense.......................................         (39,491)        (41,133)          (79,491)           (83,471)
                                                             ----------        --------          --------        -----------
NET INCOME.............................................      $       26       $      34          $     61              $  71
                                                             ==========        ========          ========        ===========

See Notes to Condensed Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                            CONDENSED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)


                                                                               June 30,       December 31,
ASSETS                                                                           2004             2003
                                                                             -----------     --------------
   Current Assets:
        Cash..........................................................       $       430      $      707
        Receivable from Member........................................            58,734          57,921
        Restricted Cash...............................................             8,924           5,339
                                                                             ------------     -----------
             Total Current Assets.....................................            68,088          63,967
                                                                             ------------     -----------

   Noncurrent Assets:
        Restricted Cash...............................................            12,625          12,625
        Bondable Transition Property..................................         2,132,423       2,193,328
        Deferred Issuance Costs.......................................            66,408          71,568
        Regulatory Assets.............................................            36,755          51,015
                                                                             ------------     -----------
             Total Noncurrent Assets..................................         2,248,211       2,328,536
                                                                             ------------     -----------
TOTAL ASSETS.......................................................          $ 2,316,299      $2,392,503
                                                                             ============     ===========

LIABILITIES
      Current Liabilities:
        Current Portion of Long- Term Debt............................       $   141,717      $  137,361
        Current Portion of Derivative Liability.......................            18,622          22,110
        Current Portion of Payable to Member..........................             5,991           3,395
        Accrued Interest..............................................             6,159           5,939
                                                                             ------------     -----------
             Total Current Liabilities................................           172,489         168,805
                                                                             ------------     -----------

      Long-Term Liabilities:
        Long-Term Debt................................................         2,018,584       2,084,860
        Derivative Liability..........................................            18,133          28,905
        Payable to Member.............................................            91,130          94,119
        Regulatory Liability - Overcollateralization..................             2,908           2,482
                                                                             ------------     -----------
             Total Long-Term Liabilities..............................         2,130,755       2,210,366
                                                                             ------------     -----------
TOTAL LIABILITIES..................................................            2,303,244       2,379,171
                                                                             ------------     -----------

MEMBER'S EQUITY
        Contributed Capital...........................................            12,625          12,625
        Retained Earnings.............................................               430             707
                                                                             ------------     -----------
              Total Member's Equity...................................            13,055          13,332
                                                                             ------------     -----------
TOTAL LIABILITIES AND MEMBER'S EQUITY..............................          $ 2,316,299      $2,392,503
                                                                             ============     ===========

See Notes to Condensed Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)


                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                                ----------------------------
                                                                                    2004          2003
                                                                                ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                 $    61         $    71
      Adjustments to reconcile Net Income to Net Cash Flows from
      Operating Activities:
        Amortization of Bondable Transition Property.....................         60,905          53,598
        Amortization of Deferred Issuance Costs..........................          5,160           5,431
      Net Changes in Certain Current Assets and Liabilities:
       Restricted Cash...................................................         (3,585)           (351)
       Receivable from Member............................................           (813)          2,260
       Payable to Member.................................................           (393)         (3,068)
       Overcollateralization.............................................            426             425
       Accrued Interest..................................................            220            (159)
                                                                                 ---------     -----------
         Net Cash Provided By Operating Activities.......................         61,981          58,207
                                                                                 ---------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                   --             --
                                                                                 ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of Long-Term Debt........................................        (61,920)        (58,136)
      Cash Dividends Paid................................................           (338)              --
                                                                                 ---------     -----------
      Net Cash Used In Financing Activities..............................        (62,258)        (58,136)
                                                                                 ---------     -----------
Net Change in Cash and Cash Equivalents................................             (277)             71
Cash and Cash Equivalents at Beginning Of Period.......................              707             578
                                                                                 ---------     -----------
Cash and Cash Equivalents at End Of Period.............................          $   430         $   649
                                                                                 =========     ===========

Interest Paid..........................................................          $ 74,111        $78,199



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

     BTP represents the irrevocable right of PSE&G, or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from electric customers pursuant to a Final Order in PSE&G's rate unbundling and restructuring proceedings (Final Order) and a bondable stranded cost rate order (Finance Order), which were issued August 24, 1999 and September 17, 1999, respectively, by the State of New Jersey Board of Public Utilities (BPU) in accordance with the New Jersey Electric Discount and Energy Competition Act enacted in February 1999. The Finance Order authorizes the TBC to recover $2.525 billion aggregate principal amount of Bonds, plus an amount to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

     Our organizational documents require us to operate in a manner so that we should not be consolidated in the bankruptcy estate of PSE&G in the event PSE&G becomes subject to a bankruptcy proceeding.

Basis of Presentation

     The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) for the Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Condensed Financial Statements and Notes to Condensed Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2003 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

     The unaudited financial information furnished reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end condensed balance sheets were derived from the audited financial statements included in our 2003 Annual Report on Form 10-K.

Note 2.  The Bonds

     On January 31, 2001, we issued $2.525 billion aggregate principal amount of Bonds in eight classes with maturities ranging from one year to fifteen years. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

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

     The significant terms of the Bonds issued by Transition Funding as of June 30, 2004 are as follows:


                                              Payments
                  Initial                     Made On        Current      Noncurrent       Final/        Final
                 Principal      Interest   Bonds Through     Portion        Portion       Expected      Maturity
                  Balance         Rate     June 30, 2004   Outstanding    Outstanding   Payment Date      Date
                 -----------     ----      -------------    -----------     -----------    -------      --------
    Class A-1   $105,249,914     5.46%      $105,249,914   $         --   $         --      6/17/02            --
    Class A-2    368,980,380     5.74%       259,449,355    109,531,025             --      3/15/05       3/15/07
    Class A-3    182,621,909     5.98%                --     32,185,580     150,436,329     6/15/06       6/15/08
    Class A-4    496,606,425  LIBOR + 0.30%           --             --     496,606,425     6/15/09       6/15/11
    Class A-5    328,032,965     6.45%                --             --     328,032,965     3/15/11       3/15/13
    Class A-6    453,559,632     6.61%                --             --     453,559,632     6/15/13       6/15/15
    Class A-7    219,688,870     6.75%                --             --     219,688,870     6/15/14       6/15/16
    Class A-8    370,259,905     6.89%                --             --     370,259,905    12/15/15      12/15/17
              ---------------               ------------   ------------   --------------
    Total     $2,525,000,000                $364,699,269   $141,716,605   $2,018,584,126


     We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(37) million and $(51) million as of June 30, 2004 and December 31, 2003, respectively, and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Condensed Balance Sheets. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from or refunded to PSE&G's customers.

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

Note 3.  Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G for the quarters ended June 30, 2004 and 2003 were $368 thousand and $398 thousand, respectively. Servicing and administrative fees paid to PSE&G for the six months ended June 30, 2004 and 2003 were $757 thousand and $760 thousand, respectively.

     As of June 30, 2004 and December 31, 2003, we had a receivable from our member, PSE&G, of approximately $59 million and $58 million, respectively, relating to TBC billings. As of June 30, 2004 and December 31, 2003 our payable to our member was approximately $97 million and $98 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Also in 2004, we paid a cash dividend of $338 thousand to PSE&G

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless the context otherwise indicates, all references to "Transition Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     Following are the significant changes in or additions to information reported in our 2003 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 affecting the financial condition and the results of operations. This discussion refers to our Condensed Financial Statements (Statements) and related Notes to Condensed Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

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

RESULTS OF OPERATIONS

Operating Revenues

     TBC revenues increased approximately $3 million or 5% and $3 million or 2% for the quarter and six months ended June 30, 2004, respectively, as compared to the same periods in 2003 due to an increase in sales volume at PSE&G. The increase was partially offset by a decline in the TBC rate from 2003. In
January 2004, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC rate decreased to 0.6862 cents per Kilowatt-hour (kWh) from 0.7018 cents per kWh in 2003. Any increases or decreases in the TBC rate are designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to PSE&G, as servicer of the Bonds.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

     Amortization of BTP increased approximately $5 million or 20% and $7 million or 14% for the quarter and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. We defer any over or under collection of expense to match against future revenues.

Servicing and Administrative Fees

     PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased approximately $30 thousand or 8% and $3 thousand or less than 1% for the quarter and six months ended June 30, 2004, respectively, as compared to the same periods in 2003, due to decreases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

     Interest Income decreased approximately $13 thousand or 12% and $16 thousand or 7% for the quarter and six months ended June 30, 2004, respectively, as compared to the same periods in 2003 primarily due to lower interest rates in 2004.

Interest Expense

     Interest expense decreased approximately $2 million or 4% and $4 million or 5% for the quarter and six months ended June 30, 2004, respectively, as compared to the same periods in 2003 due to a reduction in the total amount of debt outstanding.

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

     During 2004, payments of bond principal, interest and all related expenses were made by the Trustee on March 15, 2004 and June 15, 2004 each totaling approximately $69 million including funding of the Capital Subaccount and the Overcollateralization account to required levels. Also in 2004, we paid a cash dividend of $338 thousand to PSE&G.

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     There were no material changes from the disclosures in the Annual Report on Form 10-K for the year ended December 31, 2003 or Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

                         ITEM 4. CONTROLS AND PROCEDURES

     Not Applicable.

                           PART II. OTHER INFORMATION
                           --------------------------

                            ITEM 1. LEGAL PROCEEDINGS

     There are no updates to information reported under Item 3 of Part I of our 2003 Annual Report on Form 10-K and March 31, 2004 Quarterly Report on Form 10-Q.

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


                                       PSE&G TRANSITION FUNDING LLC
                                               (Registrant)

                     By:                     /s/ Patricia A. Rado
                              --------------------------------------------------
                                             Patricia A. Rado
                                                Controller
                                      (Principal Accounting Officer)




Date:  August 10, 2004