Form 10-Q
period 2004-09-30
PSE&G TRANSITION FUNDING LLC
filed 2004-11-09
CIK 1091602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

        (Mark One)
            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

                                       OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from______________to___________

 Commission      Registrant, State of Incorporation,      I.R.S. Employer
File Number         Address, and Telephone Number        Identification No.
-------------------------------------------------------------------------------
 333-83635           PSE&G Transition Funding LLC           22-3672053
               (A Delaware limited liability company)
                           80 Park Plaza
                      Newark, New Jersey 07102
                            973 297-2227
                         http://www.pseg.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

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

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
FORWARD-LOOKING STATEMENTS                                                             ii

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements                                                       1
             Notes to Condensed Financial Statements
                Note 1. Organization and Basis of Presentation                          4
                Note 2. The Bonds                                                       4
                Note 3. Significant Agreements and Related Party Transactions           5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                      6
             Liquidity and Capital Resources                                            7

Item 3.      Qualitative and Quantitative Disclosures About Market Risk                 7

Item 4.      Controls and Procedures                                                    7

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                                          8

Item 6.      Exhibits                                                                   8

Signature                                                                               9

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

         In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: state and federal legal or regulatory developments; national or regional economic conditions; market demand and prices for energy; customer conservation; distributed generation technology; weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of Public Service Electric and Gas Company's (PSE&G) facilities and third party suppliers; and the payment patterns of PSE&G's electric customers, including the rate of delinquencies.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          PSE&G TRANSITION FUNDING LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Thousands)
                                   (Unaudited)

                                                              For the Quarters Ended           For the Nine Months Ended
                                                                   September 30,                    September 30,
                                                             ------------------------         ---------------------------
                                                                2004           2003             2004               2003
                                                             ---------       --------         ---------         ---------
OPERATING REVENUES.....................................      $  82,264       $ 84,234         $ 223,268         $ 221,908
OPERATING EXPENSES
     Amortization of Bondable Transition Property......         43,011         42,879           103,916            96,477
     Servicing and Administrative Fees.................            380            367             1,137             1,127
                                                             ---------      ---------         ---------         ---------
         Total Operating Expenses......................         43,391         43,246           105,053            97,604
                                                             ---------      ---------         ---------         ---------
OPERATING INCOME.......................................         38,873         40,988           118,215           124,304
Interest Income........................................            160             86               370               312
Interest Expense.......................................        (38,990)       (41,047)         (118,481)         (124,518)
                                                             ---------      ---------         ---------         ---------
NET INCOME.............................................      $      43      $      27         $     104         $      98
                                                             =========      =========         =========         =========


See Notes to Condensed Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                            CONDENSED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)

                                                                            September 30,   December 31,
ASSETS                                                                           2004           2003
                                                                             -----------     ----------
   Current Assets:
        Cash..........................................................       $      429      $      707
        Receivable from Member........................................           65,220          57,921
        Restricted Cash...............................................            6,764           2,857
                                                                             ----------      ----------
             Total Current Assets.....................................           72,413          61,485
                                                                             ----------      ----------
      Noncurrent Assets:
        Restricted Cash...............................................           15,746          15,107
        Bondable Transition Property..................................        2,089,412       2,193,328
        Deferred Issuance Costs.......................................           63,877          71,568
        Regulatory Assets.............................................           41,343          51,015
                                                                             ----------      ----------
             Total Noncurrent Assets..................................        2,210,378       2,331,018
                                                                             ----------      ----------
TOTAL ASSETS.......................................................          $2,282,791      $2,392,503
                                                                             ==========      ==========

LIABILITIES
      Current Liabilities:
        Current Portion of Long- Term Debt............................       $  143,885      $  137,361
        Current Portion of Derivative Liability.......................           18,066          22,110
        Current Portion of Payable to Member..........................            6,086           3,395
        Accrued Interest..............................................            6,067           5,939
                                                                             ----------      ----------
             Total Current Liabilities................................          174,104         168,805
                                                                             ----------      ----------
      Long-Term Liabilities:
        Long-Term Debt................................................        1,979,637       2,084,860
        Derivative Liability..........................................           23,277          28,905
        Payable to Member.............................................           89,598          94,119
        Regulatory Liability - Overcollateralization..................            3,121           2,482
                                                                             ----------      ----------
             Total Long-Term Liabilities..............................        2,095,633       2,210,366
                                                                             ----------      ----------
TOTAL LIABILITIES..................................................           2,269,737       2,379,171
                                                                             ----------      ----------
MEMBER'S EQUITY
        Contributed Capital...........................................           12,625          12,625
        Retained Earnings.............................................              429             707
                                                                             ----------      ----------
              Total Member's Equity...................................           13,054          13,332
                                                                             ----------      ----------
TOTAL LIABILITIES AND MEMBER'S EQUITY..............................          $2,282,791      $2,392,503
                                                                             ==========      ==========


See Notes to Condensed Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                                                For the Nine Months Ended
                                                                                       September 30,
                                                                                 -------------------------
                                                                                   2004            2003
                                                                                 --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income.........................................................        $    104        $     98
      Adjustments to reconcile Net Income to Net Cash Flows from
      Operating Activities:
        Amortization of Bondable Transition Property.....................         103,916          96,477
        Amortization of Deferred Issuance Costs..........................           7,691           8,101
      Net Changes in Certain Current Assets and Liabilities:
       Receivable from Member............................................          (7,299)         (7,474)
       Payable to Member.................................................          (1,830)         (4,347)
       Overcollateralization.............................................             639             637
       Accrued Interest..................................................             128            (246)
                                                                                 --------        --------
         Net Cash Provided By Operating Activities.......................         103,349          93,246
                                                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
       Restricted Cash...................................................          (4,546)           (534)
                                                                                 --------        --------
         Net Cash Used In Investing Activities...........................          (4,546)           (534)
                                                                                 --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
       Repayment of Long-Term Debt.......................................         (98,699)        (92,614)
       Cash Dividends Paid...............................................            (382)             --
                                                                                 --------        --------
         Net Cash Used In Financing Activities...........................         (99,081)        (92,614)
                                                                                 --------        --------
Net Change in Cash and Cash Equivalents..................................            (278)             98
Cash and Cash Equivalents at Beginning Of Period.........................             707             578
                                                                                 --------        --------
Cash and Cash Equivalents at End Of Period...............................        $    429        $    676
                                                                                 ========        ========
Interest Paid............................................................        $110,662        $116,663

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

Basis of Presentation

     The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) for the Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Condensed Financial Statements and Notes to Condensed Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2003 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

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

     The significant terms of the Bonds issued by Transition Funding as of September 30, 2004 are as follows:

             ====================================================================================================
                                           Payments
               Initial                     Made On        Current       Noncurrent       Final/        Final
              Principal      Interest       Bonds         Portion         Portion       Expected      Maturity
               Balance         Rate        Through      Outstanding     Outstanding   Payment Date      Date
                                          September
                                           30, 2004
 ================================================================================================================
 Class A-1   $105,249,914     5.46%      $105,249,914    $        --    $           --    6/17/02         --
 Class A-2    368,980,380     5.74%       296,228,544      72,751,836               --    3/15/05       3/15/07
 Class A-3    182,621,909     5.98%                --      71,133,384      111,488,525    6/15/06       6/15/08
 Class A-4    496,606,425  LIBOR + 0.30%           --              --      496,606,425    6/15/09       6/15/11
 Class A-5    328,032,965     6.45%                --              --      328,032,965    3/15/11       3/15/13
 Class A-6    453,559,632     6.61%                --              --      453,559,632    6/15/13       6/15/15
 Class A-7    219,688,870     6.75%                --              --      219,688,870    6/15/14       6/15/16
 Class A-8    370,259,905     6.89%                --              --      370,259,905   12/15/15      12/15/17
            --------------               ------------     ------------  --------------
 Total      $2,525,000,000               $401,478,458     $143,885,220  $1,979,636,322
 ================================================================================================================


     We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(41) million and $(51) million as of September 30, 2004 and December 31, 2003, respectively, and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Condensed Balance Sheets. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from or refunded to PSE&G's customers.

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

Note 3. Significant Agreements and Related-Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition, we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G for the quarters ended September 30, 2004 and 2003 were $380 thousand and $367 thousand, respectively. Servicing and administrative fees paid to PSE&G for each of the nine months ended September 30, 2004 and 2003 were approximately $1.1 million.

     As of September 30, 2004 and December 31, 2003, we had a receivable from our member, PSE&G, of approximately $65 million and $58 million, respectively, relating to TBC billings. As of September 30, 2004 and December 31, 2003 our payable to our member was approximately $96 million and $98 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Also in 2004, we paid a cash dividend of $382 thousand to PSE&G.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless the context otherwise indicates, all references to "Transition Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     Following are the significant changes in or additions to information reported in our 2003 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 affecting the financial condition and the results of operations. This discussion refers to our Condensed Financial Statements (Statements) and related Notes to Condensed Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

     On January 31, 2001, we issued $2.525 billion aggregate principal amount of transition bonds (Bonds) in eight classes with maturities ranging from one year to fifteen years. The net proceeds of the issuance were utilized to acquire Public Service Electric and Gas Company's (PSE&G) property right in the Transition Bond Charge (TBC). We use collections of the TBC to make scheduled principal and interest payments on the Bonds and to cover any additional administrative costs.

RESULTS OF OPERATIONS

Operating Revenues

     TBC revenues decreased approximately $2 million or 2% for the quarter ended September 30, 2004, as compared to the same period in 2003 due to a decline in the TBC rate from 2003. In January 2004, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC rate decreased to 0.6862 cents per Kilowatt-hour (kWh) from 0.7018 cents per kWh in 2003. Any increases or decreases in the TBC rate are designed to maintain the capital subaccount and the overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to PSE&G, as Servicer of the Bonds. TBC revenues increased approximately $1 million or 1% for the nine months ended September 30, 2004, as compared to the same period in 2003 due to an increase in sales volume at PSE&G. The increase was partially offset by the decline in the TBC rate from 2003, as previously discussed.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

     Amortization of BTP increased approximately $132 thousand or less than 1% and $7 million or 8% for the quarter and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. We defer any over or under collection of expense to match against future revenues.

Servicing and Administrative Fees

     PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees increased approximately $13 thousand or 4% and $10 thousand or 1% for the quarter and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, due to increases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

     Interest Income increased approximately $74 thousand or 86% and $58 thousand or 19% for the quarter and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003 primarily due to an increase in interest rates and higher cash balances in the third quarter of 2004.

Interest Expense

     Interest expense decreased approximately $2 million or 5% and $6 million or 5% for the quarter and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003 due to a reduction in the total amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     The principal amount of the Bonds, interest, fees and funding of the overcollateralization subaccount are being recovered through the TBC payable by retail customers within PSE&G's service territory who receive electric delivery service from PSE&G. As part of PSE&G's responsibility as Servicer under the Servicing Agreement, PSE&G remits the TBC collections to the Trustee to make scheduled payments on the Bonds.

     During 2004, payments of bond principal, interest and all related expenses were made by the Trustee on March 15, 2004, June 15, 2004 and September 15, 2004 totaling approximately $69 million, $69 million and $75 million, respectively, including funding of the Capital Subaccount and the Overcollateralization account to required levels. Also in 2004, we paid a cash dividend of $382 thousand to PSE&G.

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     There were no material changes from the disclosures in the Annual Report on Form 10-K for the year ended December 31, 2003 or Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

                        ITEM 4. CONTROLS AND PROCEDURES

     Not Applicable.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     There are no updates to information reported under Item 3 of Part I of our 2003 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

                                ITEM 6. EXHIBITS

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


                                     PSE&G TRANSITION FUNDING LLC
                                     ----------------------------
                                             (Registrant)

                           By:          /s/ Patricia A. Rado
                              ------------------------------------------
                                           Patricia A. Rado
                                              Controller
                                    (Principal Accounting Officer)


Date: November 9, 2004