Form 10-K
period 2004-12-31
PSE&G TRANSITION FUNDING LLC
filed 2005-03-21
CIK 1091602

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            (Mark One)
            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2004
                                 OR
            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    ----------------

 Commission            Registrant, State of Incorporation,          I.R.S. Employer
 File Number              Address, and Telephone Number             Identification No.
----------------    ------------------------------------------    ---------------------
 333-83635                 PSE&G Transition Funding LLC             22-3672053

                     (A Delaware limited liability company)
                               80 Park Plaza - T4D
                                  P.O. Box 1171
                          Newark, New Jersey 07101-1171
                                  973 297-2227
                               http://www.pseg.com

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


================================================================================

                                TABLE OF CONTENTS
                                -----------------


                                                                                                          Page
                                                                                                          ----

FORWARD-LOOKING STATEMENTS                                                                                 ii

PART I
Item 1.   Business....................................................................................      1
Item 2.   Properties..................................................................................      2
Item 3.   Legal Proceedings...........................................................................      2
Item 4.   Submission of Matters to a Vote of Security Holders.........................................      2

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......................      3
Item 6.   Selected Financial Data.....................................................................      3
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......      3
Item 7A.  Qualitative and Quantitative Disclosures About Market Risk..................................      5
Item 8.   Financial Statements and Supplementary Data.................................................      5
          Independent Auditors' Report................................................................      6
          Notes to Financial Statements...............................................................     11
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure........     16
Item 9A.  Controls and Procedures.....................................................................     16
Item 9B.  Other Information...........................................................................     16

PART III
Item 10.  Directors and Executive Officers of the Registrants.........................................     16
Item 11.  Executive Compensation......................................................................     16
Item 12.  Security Ownership of Certain Beneficial Owners and Management..............................     16
Item 13.  Certain Relationships and Related Transactions..............................................     16
Item 14.  Principal Accounting Fees and Services......................................................     16

PART IV
Item 15.  Exhibits and Financial Statement Schedules..................................................     17
          Signatures..................................................................................     19
          Exhibit Index...............................................................................     20

                           FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "potential", variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as a complete list that could effect forward-looking statements.

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, discussed above factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: state and federal legal or regulatory developments; national or regional economic conditions; market demand and prices for energy; customer conservation; distributed generation technology; weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of Public Service Electric and Gas Company's (PSE&G) facilities and third party suppliers; and the payment patterns of PSE&G's electric customers, including the rate of delinquencies and the accuracy of the collections curve.

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

     Following the issuance of the Final Order, the BPU issued the Finance Order approving PSE&G's petition relating to the securitization transaction which authorized, among other things, the imposition of a non-bypassable transition bond charge (TBC) on PSE&G's customers; the sale of PSE&G's property right in such charge to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of Bonds by such entity as consideration for such property right, including an estimated $125 million of transaction costs; and the application by PSE&G of the Bond proceeds to retire outstanding debt and/or equity.

     On January 31, 2001, we issued $2.525 billion of transition bonds in eight classes with stated maturities ranging from 1 year to 15 years, of which $2.085 billion in seven classes remain outstanding as of December 31, 2004. The net proceeds of the issuance were utilized to acquire PSE&G's property right in the TBC. The transition bonds are collateralized by the BTP created under the Energy Competition Act and the related Finance Order. The BTP represents the irrevocable right to recover, through a TBC billed by PSE&G to its retail electric customers within PSE&G's service territory, an amount sufficient to pay:

     o the interest, fees, expenses, costs, charges, credit enhancement and premiums, if any, associated with the Bonds; and

     o    the principal amount of the Bonds.

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

     As the TBC is a usage-based charge based on access to PSE&G's transmission and distribution system, the customers will be assessed regardless of whether the customers purchase electricity from PSE&G or a third party supplier. Also, if on-site generation facilities that are connected to PSE&G's transmission and distribution system produce power that is delivered to off-site retail electric customers in PSE&G's service territory, the Bond charge applies to the sale or delivery of that power.

     Payments are made to the bondholders on a quarterly basis. Principal and interest on the Bonds and the excess issuance costs will be paid from the following sources:

          o    TBC collections remitted by the servicer (PSE&G) to the issuer
               (us);
          o    amounts from any third party credit enhancement;
          o investment earnings on amounts held in accounts established under the indenture agreement;
          o amounts payable to the issuer under any interest rate swap agreements; and
          o other amounts available in the trust accounts held by the trustee.

     To the extent that TBC collections are deficient or in excess of the principal and interest on the Bonds, the TBC rate will be adjusted in the following year.

     We have no employees. Under the servicing agreement entered into by PSE&G and us concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to collect the TBC on our behalf. We pay an annual servicing fee to PSE&G equal to 0.05% of the initial balance of Bonds outstanding. The servicing fee is recovered through the TBC. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Interest earned on funds in the Capital Subaccount results in Net Income for us and will be periodically remitted to PSE&G in the form of a dividend.

ITEM 2.  PROPERTIES

     We do not own any real property. Our primary asset is the BTP as described in Item 1. Business above.

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

RESULTS OF OPERATIONS

Operating Revenues

     Transition Bond Charge (TBC) revenues increased approximately $1 million or less than 1% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to a 3% growth in sales offset by the decline in the TBC rate from 2003. In January 2004, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC rate decreased to 0.6862 cents per Kilowatt-hour (kWh) from 0.7018 cents per kWh in 2003.

     As a result of the annual true-up approved by the BPU in January 2005, the TBC rate for 2005 decreased to 0.6723 cents per kWh. Any increases or decreases in the TBC rate are designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to Public Service Electric and Gas Company (PSE&G), as servicer of the bonds.

     TBC revenues decreased approximately $7 million or 2% for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily due to the decline in the TBC rate from 2002. In January 2003, as a result of the annual true-up approved by the BPU, the TBC rate decreased to 0.7018 cents per kWh from 0.7250 cents per kWh in 2002.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

     Amortization of BTP increased approximately $10 million or 8% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 primarily due to the changes in Operating Revenues and Interest Expense. As a regulated entity, we amortize an amount equal to what we record as revenue for the portion of the TBC relating to the BTP. TBC revenues increased $1 million and Interest costs decreased $9 million due to lower debt levels as discussed below, resulting in an offsetting increase to the amount of revenues related to the BTP.

     Amortization of BTP decreased approximately $1 million or 1% for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily due to the changes in Operating Revenues and Interest Expense.

Servicing and Administrative Fees

     PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased $9 thousand or 1% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 primarily due to decreases in administrative expenses billed to us by the Servicer, PSE&G.

     Servicing and Administrative Fees increased $38 thousand or 3% for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily due to increases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

     Interest Income increased approximately $184 thousand or 44% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 primarily due to higher interest rates and higher average cash balances in 2004.

     Interest Income decreased approximately $250 thousand or 38% for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily due to lower interest rates in 2003.

Interest Expense

     Interest expense decreased approximately $9 million or 5% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to a reduction in the total amount of debt outstanding.

     Interest expense decreased approximately $7 million or 4% for the year ended December 31, 2003 as compared to the year ended December 31, 2002 due to a reduction in the total amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     The principal amount of the Bonds, interest, fees and funding of the overcollateralization subaccount are being recovered through the TBC payable by retail customers of electricity within PSE&G's service territory who receive electric delivery service from PSE&G. As part of PSE&G's responsibility as servicer under the Servicing Agreement, PSE&G remits the TBC collections to the debt/security trustee (Trustee) to make scheduled payments on the Bonds.

     During 2004, all required payments of bond principal, interest and all related expenses were made by the Trustee on March 15, 2004, June 15, 2004, September 15, 2004 and December 15, 2004 totaling approximately $69 million, $69 million, $75 million and $77 million, respectively, including funding of the Capital Subaccount and the Overcollateralization account to required levels. During 2003, payments of bond principal, interest and all related expenses were made by the Trustee on March 17, 2003, June 16, 2003, September 15, 2003 and December 15, 2003 totaling approximately $73 million, $68 million, $75 million and $73 million, respectively. These payments were primarily funded from our TBC collections and interest earned on those funds. Also in 2004, a cash dividend of $434 thousand was paid to PSE&G.

ACCOUNTING ISSUES

Critical Accounting Policies

Unbilled Revenues

     Electric and gas revenues are recorded based on services rendered to customers during each accounting period. PSE&G records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. Unbilled usage is calculated in two steps. The initial step is to apply a base usage per day to the number of unbilled days in the period. The second step estimates seasonal loads based upon the time of year and the variance of actual degree-days and temperature-humidity-index hours of the unbilled period from expected norms. The resulting usage is priced at current TBC rate levels and recorded as revenue. Each month the prior month's unbilled amounts are reversed and the current month's amounts are accrued. Using benchmarks other than those used in this calculation could have a material effect on the amounts accrued in a reporting period. The resulting revenue and expense reflect the service rendered in the calendar month.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Sole Member of
PSE&G Transition Funding LLC:

We have audited the accompanying balance sheets of PSE&G Transition Funding LLC (the "Company") as of December 31, 2004 and 2003, and the related statements of income, member's equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
Parsippany, New Jersey


March 17, 2005

                          PSE&G TRANSITION FUNDING LLC
                              STATEMENTS OF INCOME
                                   (THOUSANDS)


                                                                 For the Years Ended
                                                    ---------------------------------------------
                                                                    December 31,
                                                    ----------------------------------------------
                                                        2004            2003            2002
                                                    -------------- ---------------- --------------
OPERATING REVENUES                                      $292,261         $291,182       $298,633

OPERATING EXPENSES
   Amortization of Bondable Transition Property          134,328          124,381        125,324
   Servicing and Administrative Fees                       1,497            1,506          1,468
                                                    -------------- ---------------- --------------
       Total Operating Expenses                          135,825          125,887        126,792
                                                    -------------- ---------------- --------------
OPERATING INCOME                                         156,436          165,295        171,841
Interest Income                                              600              416            666
Interest Expense                                        (156,874)        (165,582)      (172,292)
                                                    -------------- ---------------- --------------
NET INCOME                                              $    162         $    129       $    215
                                                    ============== ================ ==============

See Notes to Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                                 BALANCE SHEETS
                                   (THOUSANDS)


                                                            December 31,             December 31,
                                                                2004                     2003
                                                        ---------------------     -------------------
ASSETS
   Current Assets:
     Cash                                               $                435      $              707
     Receivable from Member                                           58,974                  57,921
     Restricted Cash                                                   5,697                   2,857
                                                        ---------------------     -------------------
       Total Current Assets                                           65,106                  61,485
                                                        ---------------------     -------------------

   Noncurrent Assets:
     Restricted Cash                                                  15,959                  15,107
     Bondable Transition Property                                  2,059,000               2,193,328
     Deferred Issuance Costs                                          61,384                  71,568
     Regulatory Assets - Interest Rate Swap                           34,000                  51,015
                                                        ---------------------     -------------------
       Total Noncurrent Assets                                     2,170,343               2,331,018
                                                        ---------------------     -------------------
TOTAL ASSETS                                            $          2,235,449      $        2,392,503
                                                        =====================     ===================

LIABILITIES
   Current Liabilities:
     Current Portion of Long-Term Debt                  $            146,113      $          137,361
     Current Portion of Derivative Liability                          14,943                  22,110
     Current Portion of Payable to Member                              6,183                   3,395
     Accrued Interest                                                  5,971                   5,939
                                                        ---------------------     -------------------
       Total Current Liabilities                                     173,210                 168,805
                                                        ---------------------     -------------------

   Long-Term Liabilities:
     Long-Term Debt                                                1,938,747               2,084,860
     Derivative Liability                                             19,057                  28,905
     Payable to Member                                                88,041                  94,119
     Regulatory Liability - Overcollateralization                      3,334                   2,482
                                                        ---------------------     -------------------
       Total Long-Term Liabilities                                 2,049,179               2,210,366
                                                        ---------------------     -------------------
TOTAL LIABILITIES                                                  2,222,389               2,379,171
                                                        ---------------------     -------------------

MEMBER'S EQUITY
     Contributed Capital                                              12,625                  12,625
     Retained Earnings                                                   435                     707
                                                        ---------------------     -------------------
       Total Member's Equity                                          13,060                  13,332
                                                        ---------------------     -------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                   $          2,235,449      $        2,392,503
                                                        =====================     ===================


See Notes to Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)


                                                                        For the Years Ended December 31,
                                                                -------------------------------------------------
                                                                    2004             2003              2002
                                                                -------------    -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                    $      162      $      129          $     215
    Adjustments to Reconcile Net Income to Net Cash
      Flows from Operating Activities:
        Amortization of Bondable Transition Property                 134,328         124,381            125,324
        Amortization of Deferred Issuance Costs                       10,184          10,735             11,614
   Net Changes in Certain Current Assets and Liabilities:
     Receivable from Member                                           (1,053)           (114)            (4,506)
     Accrued Interest                                                     32            (637)            (5,929)
   Net Increase in Overcollateralization                                 852              850               852
                                                                -------------    -------------     --------------
     Net Cash Provided By Operating Activities                       144,505         135,344            127,570
                                                                -------------    -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted Cash                                                    (3,692)         (4,337)            (1,692)
                                                                -------------    -------------     --------------
     Net Cash Used in Investing Activities                            (3,692)         (4,337)            (1,692)
                                                                -------------    -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of Long-Term Debt                                      (137,361)       (128,935)          (120,455)
   Repayment of Payable to Member                                     (3,290)         (1,943)            (5,208)
   Cash Dividends Paid                                                  (434)             --                 --
                                                                -------------    -------------     --------------
     Net Cash Used In Financing Activities                         (141,085)        (130,878)          (125,663)
                                                                -------------    -------------     --------------
Net Change in Cash and Cash Equivalents                                 (272)            129                215
Cash and Cash Equivalents at Beginning of Period                         707             578                363
                                                                -------------    -------------     --------------
Cash and Cash Equivalents at End of Period                        $      435      $      707          $     578
                                                                =============    =============     ==============

Interest Paid                                                     $  146,658      $  155,484          $ 166,608


See Notes to Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY
                                   (THOUSANDS)


                                             Contributed Capital           Retained Earnings             Total
                                           ------------------------      -----------------------     ---------------
Balance as of January 1, 2002               $               12,625         $               363        $     12,988
     Net Income                                                 --                         215                 215
                                           ------------------------      -----------------------     ---------------
Balance as of December 31, 2002                             12,625                         578              13,203
                                           ------------------------      -----------------------     ---------------
     Net Income                                                 --                         129                 129
                                           ------------------------      -----------------------     ---------------
Balance as of December 31, 2003                             12,625                         707              13,332
     Net Income                                                 --                         162                 162
     Dividends Paid                                             --                        (434)               (434)
                                           ------------------------      -----------------------     ---------------
Balance as of December 31, 2004             $               12,625         $               435        $     13,060
                                           ========================      =======================     ===============


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

     BTP represents the irrevocable right of PSE&G, or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from retail electric customers pursuant to a Final Order in PSE&G's rate unbundling and restructuring proceedings (Final Order) and a bondable stranded cost rate order (Finance Order), which were issued on August 24, 1999 and September 17, 1999, respectively, by the State of New Jersey Board of Public Utilities (BPU) in accordance with the New Jersey Electric Discount and Energy Competition Act enacted in February 1999. These orders are a matter of public record and are available from the BPU. The Finance Order authorizes the TBC to be sufficient to recover $2.525 billion aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

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

     Restricted Cash

     Revenues collected through the TBC by PSE&G from its retail electric customers are remitted to the Trustee and must be used to pay the principal, interest and other expenses associated with the Bonds and are classified as Restricted Cash in Current Assets on the Balance Sheet. In addition, as required by the Finance Order, we deposited an amount equal to 0.5% of the initial principal amount of the bonds, which was contributed by PSE&G, into the Capital Subaccount with the Trustee to be drawn in the event collections and other reserve funds are insufficient to make scheduled payments. The funds deposited into the Capital Subaccount and the Overcollateralization Account, discussed below are classified as Restricted Cash in Noncurrent Assets on the Balance Sheet. Excess TBC collections to be used for future payments are classified as Restricted Cash in Current Assets.

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

Note 2.  The Bonds

     On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with maturities ranging from one year to fifteen years, of which $2.085 billion remain outstanding as of December 31, 2004. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

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

The significant terms of the Bonds issued by Transition Funding as of December 31, 2004 are as follows:


                  ============== ================= ============= ============== ============== ============= =============
                                                    Payments
                    Initial                         Made On         Current      Noncurrent       Final/        Final
                   Principal      Interest           Bonds          Portion        Portion       Expected      Maturity
                    Balance         Rate            Through       Outstanding    Outstanding   Payment Date      Date
                                                    December
                                                    31, 2004
    ============ =============== ================= ============= ============== ============== ============= =============
    Class A-1    $  105,249,914        5.46%       $105,249,914              --             --    6/17/02            --
    Class A-2       368,980,380        5.74%        334,889,767    $ 34,090,613             --    3/15/05       3/15/07
    Class A-3       182,621,909        5.98%                 --     112,022,698 $   70,599,211    6/15/06       6/15/08
    Class A-4       496,606,425    LIBOR + 0.30%             --              --    496,606,425    6/15/09       6/15/11
    Class A-5       328,032,965        6.45%                 --              --    328,032,965    3/15/11       3/15/13
    Class A-6       453,559,632        6.61%                 --              --    453,559,632    6/15/13       6/15/15
    Class A-7       219,688,870        6.75%                 --              --    219,688,870    6/15/14       6/15/16
    Class A-8       370,259,905        6.89%                 --              --    370,259,905   12/15/15      12/15/17
                 ---------------                   ------------- --------------    -----------
    Total        $2,525,000,000                    $440,139,681   $146,113,311  $1,938,747,008
    ============ =============== ================= ============= ============== ============== ============= =============

     During the years ended December 31, 2004 and 2003, Transition Funding made principal payments on the bonds of $137 million and $129 million, respectively.

     We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The notional amount of the interest rate swap is $497 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(34) million as of December 31, 2004 and $(51) million as of December 31, 2003 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

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

Note 3.  Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G for each of the years ended December 31, 2004, 2003 and 2002 were approximately $1.5 million.

                         NOTES TO FINANCIAL STATEMENTS

     As of December 31, 2004 and December 31, 2003, we had a receivable from our member, PSE&G, of approximately $59 million and $58 million, respectively, relating to TBC billings. As of December 31, 2004 and December 31, 2003 our payable to our member was approximately $94 million and $98 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this payable to PSE&G for the years ended December 31, 2004, 2003 and 2002 were approximately $6.3 million, $6.9 million and $6.7 million, respectively.

     In addition to the payments above, interest earned on funds in the Capital Subaccount is periodically dividended to PSE&G. During 2004, we paid dividends of approximately $434 thousand to PSE&G.


Note 4.  Selected Quarterly Data (Unaudited)

     The information shown below, in the opinion of Transition Funding includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts.

                                                                      Quarter Ended
                                 -----------------------------------------------------------------------------------------
                                      March 31,              June 30,            September 30,           December 31,
                                 --------------------- --------------------- ----------------------- ---------------------
                                    2004      2003        2004      2003        2004        2003        2004       2003
                                 ---------- ---------- ---------- ---------- ---------- ------------ ---------- ----------
                                                                       (Thousands)
Operating Revenues...............  $70,194    $70,311    $70,810    $67,363    $82,264      $84,234    $68,993    $69,274
Operating Income.................   39,920     42,257     39,422     41,059     38,873       40,988     38,221     40,991
Net Income ......................       35         37         26         34         43           27         58         31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE.

ITEM 9A. CONTROLS AND PROCEDURES

     Not Applicable.

ITEM 9B. OTHER INFORMATION

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Not Applicable.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  The following documents are filed as part of this report:

     PSE&G Transition Funding LLC Statements of Income for the years ended December 31, 2004, 2003 and 2002 on page 7.

     PSE&G Transition Funding LLC Balance Sheets as of December 31, 2004 and 2003 on page 8.

     PSE&G Transition Funding LLC Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 on page 9.

     PSE&G Transition Funding LLC Statements of Member's Equity for the years ended December 31, 2004, 2003 and 2002 on page 10.

     PSE&G Transition Funding LLC Notes to Financial Statements on pages 11 through 15.

(B) A listing of exhibits being filed with this document is as follows. Certain Exhibits previously filed with the Commission and the appropriate securities exchanges are indicated as set forth below. Such Exhibits are not being refiled, but are included because inclusion is desirable for convenient reference.


    ----------------------------
          Exhibit Number
    ----------------------------
        This         Previous
       Filing         Filing
    ----------------------------
         1.1      (b)    1.1     Underwriting Agreement dated as of January 25, 2001 among Public Service Electric and Gas Company, PSE&G Transition Funding LLC and Lehman Brothers, Inc., on behalf of itself and as the representative of the several underwriters named therein

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

                                        PSE&G Transition Funding LLC

                                        By    /s/ ROBERT E. BUSCH
                                            ------------------------------------
                                              Robert E. Busch
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

Date: March 21, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                   Title                                  Date


           /s/ ROBERT E. BUSCH                      President, Chief Executive Officer,         March 21, 2005
-----------------------------------------------     Chief Financial Officer and Manager
               Robert E. Busch                      (Principal Executive Officer and
                                                    Principal Financial Officer)

           /s/ MORTON A. PLAWNER                    Vice President, Treasurer and Manager       March 21, 2005
-----------------------------------------------
               Morton A. Plawner


           /s/ PATRICIA A. RADO                     Controller                                  March 21, 2005
-----------------------------------------------     (Principal Accounting Officer)
               Patricia A. Rado


           /s/ R. EDWIN SELOVER                     Manager                                     March 21, 2005
-----------------------------------------------
               R. Edwin Selover


           /s/ BENJAMIN B. ABEDINE                  Manager                                     March 21, 2005
-----------------------------------------------
               Benjamin B. Abedine


           /s/ ORLANDO FIGUEROA                     Manager                                     March 21, 2005
-----------------------------------------------
               Orlando Figueroa

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