Form 10-Q
period 2005-03-31
PSE&G TRANSITION FUNDING LLC
filed 2005-05-11
CIK 1091602

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

 Commission          Registrant, State of Incorporation,        I.R.S. Employer
File Number             Address, and Telephone Number         Identification No.
--------------------------------------------------------------------------------
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

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
FORWARD-LOOKING STATEMENTS                                                     ii

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements                                       1
           Notes to Condensed Financial Statements
              Note 1. Organization and Basis of Presentation                    4
              Note 2. The Bonds                                                 4
              Note 3. Significant Agreements and Related Party Transactions     5

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                               7
              Results of Operations                                             7
              Liquidity and Capital Resources                                   8

Item 3.    Qualitative and Quantitative Disclosures About Market Risk           8

Item 4.    Controls and Procedures                                              8

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                    9

Item 6.    Exhibits                                                             9

Signature                                                                      10

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PSE&G TRANSITION FUNDING LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Thousands)
                                   (Unaudited)

                                                          For the Quarters Ended
                                                                 March 31,
                                                          ----------------------
                                                             2005        2004
                                                           --------   ---------
OPERATING REVENUES                                         $ 69,470   $ 70,194
OPERATING EXPENSES
   Amortization of Bondable Transition Property              31,509     29,885
   Servicing and Administrative Fees                            375        389
                                                           --------   --------
      Total Operating Expenses                               31,884     30,274
                                                           --------   --------
OPERATING INCOME                                             37,586     39,920
Interest Income                                                 276        115
Interest Expense                                            (37,787)   (40,000)
                                                           --------   --------
NET INCOME                                                 $     75   $     35
                                                           ========   ========

See Notes to Condensed Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                            CONDENSED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)

                                                         March 31,   December 31,
                                                           2005          2004
                                                        ----------   ------------
ASSETS
Current Assets:
   Cash                                                 $      438    $      435
   Receivable from Member                                   57,513        58,974
   Restricted Cash                                           5,462         5,697
                                                        ----------    ----------
      Total Current Assets                                  63,413        65,106
                                                        ----------    ----------
Noncurrent Assets:

   Restricted Cash                                          16,171        15,959
   Bondable Transition Property                          2,027,491     2,059,000
   Deferred Issuance Costs                                  58,931        61,384
   Regulatory Asset - Interest Rate Swap                    22,235        34,000
                                                        ----------    ----------
      Total Noncurrent Assets                            2,124,828     2,170,343
                                                        ----------    ----------
TOTAL ASSETS                                            $2,188,241    $2,235,449
                                                        ==========    ==========
LIABILITIES

Current Liabilities:
   Current Portion of Long-Term Debt                    $  148,313    $  146,113
   Current Portion of Derivative Liability                   9,165        14,943
   Current Portion of Payable to Member                      6,282         6,183
   Accrued Interest                                          5,885         5,971
                                                        ----------    ----------
      Total Current Liabilities                            169,645       173,210
                                                        ----------    ----------
Long-Term Liabilities:
   Long-Term Debt                                        1,902,457     1,938,747
   Derivative Liability                                     13,070        19,057
   Payable to Member                                        86,460        88,041
   Regulatory Liability - Overcollateralization              3,546         3,334
                                                        ----------    ----------
      Total Long-Term Liabilities                        2,005,533     2,049,179
                                                        ----------    ----------
TOTAL LIABILITIES                                        2,175,178     2,222,389
                                                        ----------    ----------
MEMBER'S EQUITY
   Contributed Capital                                      12,625        12,625
   Retained Earnings                                           438           435
                                                        ----------    ----------
      Total Member's Equity                                 13,063        13,060
                                                        ----------    ----------
TOTAL LIABILITIES AND MEMBER'S EQUITY                   $2,188,241    $2,235,449
                                                        ==========    ==========

See Notes to Condensed Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                                For the Quarters Ended
                                                                        March 31,
                                                                ----------------------
                                                                   2005        2004
                                                                 --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $     75   $     35
   Adjustments to reconcile net income to net cash flows from operating activities:
      Amortization of Bondable Transition Property                 31,509     29,885
      Amortization of Deferred Issuance Costs                       2,453      2,596
   Net Changes in Certain Current Assets and Liabilities:
      Receivable from Member                                        1,461      1,011
      Accrued Interest                                                (86)       296
   Net Increase in Overcollateralization                              212        213
                                                                 --------   --------
         Net Cash Provided By Operating Activities                 35,624     34,036
                                                                 --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Restricted Cash                                                  23     (3,158)
                                                                 --------   --------
         Net Cash Provided By (Used In) Investing Activities           23     (3,158)
                                                                 --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of Long-Term Debt                                    (34,090)   (31,862)
   Repayment of Payable to Member                                  (1,482)     1,019
   Dividends Paid                                                     (72)      (309)
                                                                 --------   --------
         Net Cash Used In Financing Activities                    (35,644)   (31,152)
                                                                 --------   --------
Net Change in Cash and Cash Equivalents                                 3       (274)
Cash and Cash Equivalents at Beginning Of Period                      435        707
                                                                 --------   --------
Cash and Cash Equivalents at End Of Period                       $    438   $    433
                                                                 ========   ========

Interest Paid                                                    $ 35,420   $ 37,018

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

Basis of Presentation

     The Condensed Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) for the Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America
(GAAP) have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Condensed Financial Statements and Notes to Condensed Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2004 Annual Report on Form 10-K.

     The unaudited financial information furnished reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end Condensed Balance Sheets were derived from the audited financial statements included in our 2004 Annual Report on Form 10-K.

Note 2. The Bonds

     On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with maturities ranging from one year to fifteen years. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The significant terms of the Bonds issued by Transition Funding as of March 31, 2005 are as follows:

                                                Payments
                Initial                          Made On         Current       Noncurrent        Final/       Final
               Principal        Interest      Bonds Through      Portion         Portion        Expected     Maturity
                Balance           Rate       March 31, 2005   Outstanding      Outstanding    Payment Date     Date
---------   --------------   -------------   --------------   ------------   --------------   ------------   --------
Class A-1   $  105,249,914       5.46%        $105,249,914              --               --      6/17/02           --
Class A-2      368,980,380       5.74%         368,980,380              --               --      3/15/05      3/15/07
Class A-3      182,621,909       5.98%                  --    $148,313,388      $34,308,521      6/15/06      6/15/08
Class A-4      496,606,425   LIBOR + 0.30%              --              --      496,606,425      6/15/09      6/15/11
Class A-5      328,032,965       6.45%                  --              --      328,032,965      3/15/11      3/15/13
Class A-6      453,559,632       6.61%                  --              --      453,559,632      6/15/13      6/15/15
Class A-7      219,688,870       6.75%                  --              --      219,688,870      6/15/14      6/15/16
Class A-8      370,259,905       6.89%                  --              --      370,259,905     12/15/15     12/15/17
            --------------                    ------------    ------------   --------------
Total       $2,525,000,000                    $474,230,294    $148,313,388   $1,902,456,318
            ==============                    ============    ============   ==============

     We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(22) million as of March 31, 2005 and $(34) million as of December 31, 2004 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Condensed Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

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

Note 3. Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G for each of the three months ended March 31, 2005 and 2004 were approximately $375 thousand and $389 thousand, respectively.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     As of March 31, 2005 and December 31, 2004, we had a receivable from our sole member, PSE&G, of approximately $58 million and $59 million, respectively, relating to TBC billings. As of March 31, 2005 and December 31, 2004 our payable to PSE&G was approximately $93 million and $94 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this payable to PSE&G for each of the three months ended March 31, 2005 and 2004 were approximately $2 million.

          In additions to the payments above, interest earned on funds in the Capital Subaccount is periodically dividended to PSE&G. During the three months ended March 31, 2005 and 2004, we paid dividends to PSE&G of approximately $72 thousand and $309 thousand, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless the context otherwise indicates, all references to "Transition Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     Following are the significant changes in or additions to information reported in our 2004 Annual Report on Form 10-K affecting the financial condition and the results of our operations. This discussion refers to our Condensed Financial Statements (Statements) and related Notes to Condensed Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

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

RESULTS OF OPERATIONS

Operating Revenues

     TBC revenues decreased approximately $724 thousand or 1% for the quarter ended March 31, 2005 as compared to the same quarter in 2004, respectively, primarily due to a decline in the TBC rate from 2004. In January 2005, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC rate decreased to 0.6723 cents per Kilowatt-hour (kWh) from 0.6862 cents per kWh in 2004. Any increases or decreases in the TBC rate are designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to PSE&G, as servicer of the Bonds.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

     As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. Amortization of BTP increased approximately $1.6 million or 5% for the quarter ended March 31, 2005 as compared to the same quarter in 2004 due to the decrease in Interest Expense offset by the decrease in Operating Revenues. We defer any over or under collection of expense to match against future revenues.

Servicing and Administrative Fees

     PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased approximately $14 thousand or 4% for the quarter ended March 31, 2005 as compared to the same quarter in 2004, due to decreases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

     Interest Income increased approximately $161 thousand for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 primarily due to higher interest rates in 2005. The average return on investments increased to approximately 2.5% for the quarter ended March 31, 2005 compared to approximately 1.1% for the quarter ended March 31, 2004.

Interest Expense

     Interest expense decreased approximately $2.2 million or 6% for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 due primarily to a reduction in the total amount of debt outstanding.

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

     During 2005, payments of bond principal, interest, intercompany payables and all related expenses were made by the Trustee on March 15, 2005 totaling approximately $72 million, including funding of the Capital Subaccount and the Overcollateralization account to required levels.

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     There were no material changes from the disclosures in the Annual Report on Form 10-K for the year ended December 31, 2004.

                         ITEM 4. CONTROLS AND PROCEDURES

     Not Applicable.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     There are no updates to information reported under Item 3 of Part I of our 2004 Annual Report on Form 10-K.

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

Date: May 11, 2005