Form 10-Q
period 2005-06-30
PSE&G TRANSITION FUNDING LLC
filed 2005-08-12
CIK 1091602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
    [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

                                       OR

    [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________ to________


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

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS


                          PSE&G TRANSITION FUNDING LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Thousands)
                                   (Unaudited)

                                                           For the Quarters Ended        For the Six Months Ended
                                                                  June 30,                       June 30,
                                                          ------------------------       ------------------------
                                                             2005           2004           2005           2004
                                                          ---------       --------       --------       --------
OPERATING REVENUES..................................      $  68,082       $ 70,810       $137,552       $141,004
OPERATING EXPENSES
    Amortization of Bondable Transition Property....         30,747         31,020         62,256         60,905
    Servicing and Administrative Fees...............            351            368            726            757
                                                          ---------       --------       --------       --------
        Total Operating Expenses....................         31,098         31,388         62,982         61,662
                                                          ---------       --------       --------       --------
OPERATING INCOME....................................         36,984         39,422         74,570         79,342
Interest Income.....................................            337             95            613            210
Interest Expense....................................        (37,231)       (39,491)       (75,018)       (79,491)
                                                          ---------       --------       --------       --------
NET INCOME..........................................      $      90       $     26       $    165       $     61
                                                          =========       ========       ========       ========


See Notes to Condensed Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                            CONDENSED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)



                                                        June 30,      December 31,
ASSETS                                                    2005           2004
                                                       -----------    ------------
Current Assets:
    Cash                                                $      438    $      435
    Receivable from Member                                  58,113        58,974
    Restricted Cash                                          4,240         5,697
                                                        ----------    ----------
       Total Current Assets                                 62,791        65,106
                                                        ----------    ----------

Noncurrent Assets:
    Restricted Cash                                         16,384        15,959
    Bondable Transition Property                         1,996,744     2,059,000
    Deferred Issuance Costs                                 56,513        61,384
    Regulatory Asset - Interest Rate Swap                   24,672        34,000
                                                        ----------    ----------
       Total Noncurrent Assets                           2,094,313     2,170,343
                                                        ----------    ----------
TOTAL ASSETS                                            $2,157,104    $2,235,449
                                                        ==========    ==========

LIABILITIES
Current Liabilities:
    Current Portion of Long-Term Debt                   $  150,436    $  146,113
    Current Portion of Derivative Liability                 10,832        14,943
    Current Portion of Payable to Member                     6,382         6,183
    Accrued Interest                                         5,792         5,971
                                                        ----------    ----------
       Total Current Liabilities                           173,442       173,210
                                                        ----------    ----------

Long-Term Liabilities:
    Long-Term Debt                                       1,868,148     1,938,747
    Derivative Liability                                    13,840        19,057
    Payable to Member                                       84,852        88,041
    Regulatory Liability - Overcollateralization             3,759         3,334
                                                        ----------    ----------
       Total Long-Term Liabilities                       1,970,599     2,049,179
                                                        ----------    ----------
TOTAL LIABILITIES                                        2,144,041     2,222,389
                                                        ----------    ----------

MEMBER'S EQUITY
    Contributed Capital                                     12,625        12,625
    Retained Earnings                                          438           435
                                                        ----------    ----------
       Total Member's Equity                                13,063        13,060
                                                        ----------    ----------
TOTAL LIABILITIES AND MEMBER'S EQUITY                   $2,157,104    $2,235,449
                                                        ==========    ==========



See Notes to Condensed Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)




                                                                For the Six Months Ended
                                                                        June 30,
                                                                ------------------------
                                                                   2005         2004
                                                                ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $    165    $     61
    Adjustments to reconcile net income to net cash
      flows from operating activities:
       Amortization of Bondable Transition Property                62,256      60,905
       Amortization of Deferred Issuance Costs                      4,871       5,160
    Net Changes in Certain Current Assets and Liabilities:
       Receivable from Member                                         861        (813)
       Accrued Interest                                              (179)        220
    Net Increase in Overcollateralization                             425         426
                                                                 --------    --------
          Net Cash Provided By Operating Activities                68,399      65,959
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Restricted Cash                                              1,032      (3,585)
                                                                 --------    --------
          Net Cash Provided By (Used In) Investing Activities       1,032      (3,585)
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of Long-Term Debt                                   (66,276)    (61,920)
    Repayment of Payable to Member                                 (2,990)       (393)
    Dividends Paid                                                   (162)       (338)
                                                                 --------    --------
          Net Cash Used In Financing Activities                   (69,428)    (62,651)
                                                                 --------    --------
Net Change in Cash and Cash Equivalents                                 3        (277)
Cash and Cash Equivalents at Beginning Of Period                      435         707
                                                                 --------    --------
Cash and Cash Equivalents at End Of Period                       $    438    $    430
                                                                 ========    ========

Interest Paid                                                    $ 70,326    $ 74,111



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

     We were formed under the laws of the State of Delaware on July 21, 1999 and operate pursuant to a limited liability company agreement with Public Service Electric and Gas Company (PSE&G) as our sole member. PSE&G is an operating electric and gas utility and is a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG). We are an asset-backed issuer, as defined by the U.S. Securities and Exchange Commission (the SEC), which was organized for the sole purpose of purchasing and owning bondable transition property (BTP) of PSE&G, issuing transition bonds (Bonds), pledging our interest in BTP and other collateral to a debt/security trustee (Trustee) to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

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

     On December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation (Exelon), a public utility holding company registered under the Public Utility Holding Company Act of 1935, which is headquartered in Chicago, Illinois, whereby PSEG will be merged with and into Exelon. We do not expect this transaction to have any effect on our operations.

Basis of Presentation

     The Condensed Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These Condensed Financial Statements and Notes to Condensed Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2004 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

     The unaudited financial information furnished reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end Condensed Balance Sheet was derived from the audited financial statements included in our 2004 Annual Report on Form 10-K.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

The significant terms of the Bonds issued by Transition Funding as of June 30, 2005 are as follows:

                ===================================================================================================
                                              Payments
                  Initial                     Made On        Current      Noncurrent       Final/        Final
                 Principal      Interest       Bonds         Portion        Portion       Expected      Maturity
                  Balance         Rate        Through      Outstanding    Outstanding   Payment Date      Date
                                              June 30,
                                                2005
    ===============================================================================================================
    Class A-1   $105,249,914     5.46%      $105,249,914             --               --   6/17/02          --
    Class A-2    368,980,380     5.74%       368,980,380             --               --   3/15/05       3/15/07
    Class A-3    182,621,909     5.98%        32,185,580    150,436,329               --   6/15/06       6/15/08
    Class A-4    496,606,425    LIBOR +               --             --      496,606,425   6/15/09       6/15/11
                                 0.30%
    Class A-5    328,032,965     6.45%                --             --      328,032,965   3/15/11       3/15/13
    Class A-6    453,559,632     6.61%                --             --      453,559,632   6/15/13       6/15/15
    Class A-7    219,688,870     6.75%                --             --      219,688,870   6/15/14       6/15/16
    Class A-8    370,259,905     6.89%                --             --      370,259,905  12/15/15      12/15/17
              --------------                ------------   ------------   --------------
    Total     $2,525,000,000                $506,415,874   $150,436,329   $1,868,147,797
    ===============================================================================================================


     We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(25) million as of June 30, 2005 and $(34) million as of December 31, 2004 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Condensed Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

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

Note 3.  Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G for each of the quarters ended June 30, 2005 and 2004 were approximately $351 thousand and $368 thousand, respectively. Servicing and administrative fees paid to PSE&G for

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


each of the six months ended June 30, 2005 and 2004 were approximately $726 thousand and $757 thousand, respectively.

     As of June 30, 2005 and December 31, 2004, we had a receivable from our sole member, PSE&G, of approximately $58 million and $59 million, respectively, relating to TBC billings. As of June 30, 2005 and December 31, 2004 our payable to PSE&G was approximately $91 million and $94 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this payable to PSE&G for each of the quarters ended June 30, 2005 and 2004 were approximately $1 million and $2 million, respectively. Interest Expense relating to this payable to PSE&G for each of the six months ended June 30, 2005 and 2004 were approximately $3 million.

         In addition to the payments above, interest earned on funds in the Capital Subaccount is periodically dividended to PSE&G. During the six months ended June 30, 2005 and 2004, we paid dividends to PSE&G of approximately $162 thousand and $338 thousand, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless the context otherwise indicates, all references to "Transition Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     Following are the significant changes in or additions to information reported in our 2004 Annual Report on Form 10-K and March 31, 2005 Form 10-Q affecting the financial condition and the results of our operations. This discussion refers to our Condensed Financial Statements (Statements) and related Notes to Condensed Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

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

RESULTS OF OPERATIONS

Operating Revenues

     TBC revenues decreased approximately $3 million or 4% and $3 million or 2% for the quarter and six months ended June 30, 2005, respectively, as compared to the same periods in 2004 primarily due to a decline in the TBC rate from 2004 and lower sales volume in 2005. In January 2005, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities
(BPU), the TBC rate decreased to 0.6723 cents per Kilowatt-hour (kWh) from
0.6862 cents per kWh in 2004. Any increases or decreases in the TBC rate are designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to PSE&G, as servicer of the Bonds.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

     As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. Amortization of BTP decreased approximately $273 thousand or 1% for the quarter ended June 30, 2005, respectively, as compared to the same quarter in 2004, due to decreases in revenues offset by decreases in interest expense. Amortization of BTP increased approximately $1 million or 2% for the six months ended June 30, 2005 as compared to the same period in 2004 due to the decrease in Interest Expense offset by the decrease in Operating Revenues. We defer any over or under collection of expense to match against future revenues.

Servicing and Administrative Fees

     PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased approximately $17 thousand or 5% and $31 thousand or 4% for the quarter and six months ended June 30, 2005, respectively, as compared to the same periods in 2004, due to decreases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

     Interest Income increased approximately $242 thousand and $403 thousand for the quarter and six months ended June 30, 2005, respectively, as compared to the same periods in 2004 primarily due to higher interest rates in 2005. The average return on investments increased to approximately 2.8% for the six months ended June 30, 2005 compared to approximately 1.1% for the six months ended June 30, 2004.

Interest Expense

     Interest expense decreased approximately $2 million or 6% and $4 million or 6% for the quarter and six months ended June 30, 2005, respectively, as compared to the same periods in 2004 due primarily to a reduction in the total amount of debt outstanding.

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

     During 2005, payments of bond principal, interest, intercompany payables and all related expenses were made by the Trustee on March 15, 2005 and June 15, 2005 totaling approximately $72 million and $69 million, respectively, including funding of the Capital Subaccount and the Overcollateralization account to required levels.

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     There were no material changes from the disclosures in the Annual Report on Form 10-K for the year ended December 31, 2004 or Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

                         ITEM 4. CONTROLS AND PROCEDURES

     Not Applicable.

                           PART II. OTHER INFORMATION
                           --------------------------

                            ITEM 1. LEGAL PROCEEDINGS

       None.

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


                          PSE&G TRANSITION FUNDING LLC
                          ----------------------------
                                  (Registrant)


                By:           /s/ Patricia A. Rado
                   -------------------------------------------
                                Patricia A. Rado
                                   Controller
                         (Principal Accounting Officer)




Date:  August 12, 2005