Form 10-Q
period 2005-09-30
PSE&G TRANSITION FUNDING LLC
filed 2005-11-10
CIK 1091602

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

    [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

                                       OR

    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


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

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
   FORWARD-LOOKING STATEMENTS                                                       ii

   PART I. FINANCIAL INFORMATION

   Item 1. Condensed Financial Statements                                           1
           Notes to Condensed Financial Statements
              Note 1. Organization and Basis of Presentation                        4
              Note 2. The Bonds                                                     5
              Note 3. Significant Agreements and Related Party Transactions         5

   Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                   7
             Results of Operations                                                  7
             Liquidity and Capital Resources                                        8

   Item 3. Qualitative and Quantitative Disclosures About Market Risk               8

   Item 4. Controls and Procedures                                                  8

   PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                        9

   Item 6. Exhibits                                                                 9

   Signature                                                                       10

                           FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "anticipate", "intend", "estimate", "believe", "expect", "plan", "potential", variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive.

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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                          PSE&G TRANSITION FUNDING LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Thousands)
                                   (Unaudited)

                                                                For the Quarters Ended        For the Nine Months Ended
                                                                     September 30,                  September 30,
                                                             ---------------------------     ---------------------------
                                                                 2005           2004            2005             2004
                                                             -----------     -----------     -----------     -----------
OPERATING REVENUES.....................................      $   92,838       $  82,264        $230,390       $ 223,268
OPERATING EXPENSES
     Amortization of Bondable Transition Property......          56,080          43,011         118,336         103,916
     Servicing and Administrative Fees.................             366             380           1,092           1,137
                                                             ----------       ---------        --------       ----------
         Total Operating Expenses......................          56,446          43,391         119,428         105,053
                                                             ----------       ---------        --------       ---------
OPERATING INCOME.......................................          36,392          38,873         110,962         118,215
Interest Income........................................             396             160           1,009             370
Interest Expense.......................................         (36,682)        (38,990)       (111,700)       (118,481)
                                                             ----------       ---------        --------       ---------
NET INCOME.............................................      $      106       $      43        $    271       $     104
                                                             ==========       =========       =========       =========


See Notes to Condensed Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                            CONDENSED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)

                                                                          September 30,    December 31,
                                                                              2005             2004
                                                                          -------------    ------------
ASSETS
Current Assets:
    Cash                                                                   $       544      $      435
    Receivable from Member                                                      73,254          58,974
    Restricted Cash                                                              6,981           5,697
                                                                           -----------      ----------
       Total Current Assets                                                     80,779          65,106
                                                                           -----------      ----------

Noncurrent Assets:
    Restricted Cash                                                             16,597          15,959
    Bondable Transition Property                                             1,940,664       2,059,000
    Deferred Issuance Costs                                                     54,131          61,384
    Regulatory Asset - Interest Rate Swap                                       16,245          34,000
                                                                           -----------      ----------
       Total Noncurrent Assets                                               2,027,637       2,170,343
                                                                           -----------      ----------
TOTAL ASSETS                                                               $ 2,108,416      $2,235,449
                                                                           ===========      ==========

LIABILITIES
Current Liabilities:
    Current Portion of Long-Term Debt                                        $ 152,574       $ 146,113
    Current Portion of Derivative Liability                                      8,106          14,943
    Current Portion of Payable to Member                                         6,483           6,183
    Accrued Interest                                                             5,691           5,971
                                                                           -----------      ----------
       Total Current Liabilities                                               172,854         173,210
                                                                           -----------      ----------

Long-Term Liabilities:
    Long-Term Debt                                                           1,827,062       1,938,747
    Derivative Liability                                                         8,139          19,057
    Payable to Member                                                           83,220          88,041
    Regulatory Liability - Overcollateralization                                 3,972           3,334
                                                                           -----------      ----------
       Total Long-Term Liabilities                                           1,922,393       2,049,179
                                                                           -----------      ----------
TOTAL LIABILITIES                                                            2,095,247       2,222,389
                                                                           -----------      ----------

MEMBER'S EQUITY
    Contributed Capital                                                         12,625          12,625
    Retained Earnings                                                              544             435
                                                                           -----------      ----------
       Total Member's Equity                                                    13,169          13,060
                                                                           -----------      ----------
TOTAL LIABILITIES AND MEMBER'S EQUITY                                      $ 2,108,416      $2,235,449
                                                                           ===========      ==========


See Notes to Condensed Financial Statements.

                          PSE&G TRANSITION FUNDING LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                                                       For the Nine Months Ended
                                                                                              September 30,
                                                                                       -------------------------
                                                                                         2005             2004
                                                                                       ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $     271        $    104
    Adjustments to reconcile net income to net cash flows from operating activities:
       Amortization of Bondable Transition Property                                      118,336         103,916
       Amortization of Deferred Issuance Costs                                             7,253           7,691
    Net Changes in Certain Current Assets and Liabilities:
       Receivable from Member                                                            (14,280)         (7,299)
       Accrued Interest                                                                     (280)            128
    Net Increase in Overcollateralization                                                    638             639
                                                                                       ---------        --------
          Net Cash Provided By Operating Activities                                      111,938         105,179
                                                                                       ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Restricted Cash                                                                    (1,922)         (4,546)
                                                                                       ---------        --------
          Net Cash Used In Investing Activities                                           (1,922)         (4,546)
                                                                                       ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of Long-Term Debt                                                         (105,224)        (98,699)
    Repayment of Payable to Member                                                        (4,521)         (1,830)
    Dividends Paid                                                                          (162)           (382)
                                                                                       ---------        --------
          Net Cash Used In Financing Activities                                         (109,907)       (100,911)
                                                                                       ---------        --------
Increase (decrease) in Cash and Cash Equivalents                                             109            (278)
Cash and Cash Equivalents at Beginning of Period                                             435             707
                                                                                       ---------        --------
Cash and Cash Equivalents at End of Period                                             $     544        $    429
                                                                                       =========        ========

Interest Paid                                                                          $ 104,727        $110,662


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

Basis of Presentation

     The Condensed Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These Condensed Financial Statements and Notes to Condensed Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2004 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

     The unaudited financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end Condensed Balance Sheet was derived from the audited financial statements included in our 2004 Annual Report on Form 10-K.

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

The significant terms of the Bonds issued by Transition Funding, and the amounts outstanding, as of September 30, 2005 are as follows:

            ===================================================================================================
                                           Payments
                Initial                      Made On        Current      Noncurrent       Final/        Final
               Principal      Interest    Bonds Through     Portion        Portion       Expected      Maturity
                Balance         Rate        September     Outstanding    Outstanding   Payment Date      Date
                                            30, 2005
===============================================================================================================
Class A-1   $  105,249,914     5.46%      $105,249,914             --              --     6/17/02          --
Class A-2      368,980,380     5.74%       368,980,380             --              --     3/15/05       3/15/07
Class A-3      182,621,909     5.98%        71,133,384    111,488,525              --     6/15/06       6/15/08
Class A-4      496,606,425  LIBOR + 0.30%           --     41,085,464     455,520,961     6/15/09       6/15/11
Class A-5      328,032,965     6.45%                --             --     328,032,965     3/15/11       3/15/13
Class A-6      453,559,632     6.61%                --             --     453,559,632     6/15/13       6/15/15
Class A-7      219,688,870     6.75%                --             --     219,688,870     6/15/14       6/15/16
Class A-8      370,259,905     6.89%                --             --     370,259,905    12/15/15      12/15/17
            --------------                ------------   ------------  --------------
Total       $2,525,000,000                $545,363,678   $152,573,989  $1,827,062,333
===============================================================================================================


     We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(16) million as of September 30, 2005 and $(34) million as of December 31, 2004 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Condensed Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

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

Note 3.  Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G for each of the quarters ended September 30, 2005 and 2004 were approximately $366 thousand and $380 thousand, respectively. Servicing and administrative fees paid to PSE&G for each of the nine months ended September 30, 2005 and 2004 were approximately $1 million.

     As of September 30, 2005 and December 31, 2004, we had a receivable from our sole member, PSE&G, of approximately $73 million and $59 million, respectively, relating to TBC billings. As of September 30, 2005 and December 31, 2004 our payable to PSE&G was approximately $90 million and $94 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this payable to PSE&G for the quarters ended September 30, 2005 and 2004 was approximately $1 million and $2 million, respectively. Interest Expense relating to this payable to PSE&G for the nine months ended September 30, 2005 and 2004 was approximately $4 million and $5 million, respectively.

         In addition to the payments above, interest earned on funds in the Capital Subaccount is periodically dividended to PSE&G. During the nine months ended September 30, 2005 and 2004, we paid dividends to PSE&G of approximately $162 thousand and $382 thousand, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless the context otherwise indicates, all references to "Transition Funding," "we," "us" or "our" herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     Following are the significant changes in or additions to information reported in our 2004 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 affecting the financial condition and the results of our operations. This discussion refers to our Condensed Financial Statements (Statements) and related Notes to Condensed Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

     On January 31, 2001, we issued $2.525 billion of transition bonds in eight classes with maturities ranging from one year to fifteen years. The net proceeds of the issuance were utilized to acquire Public Service Electric and Gas Company's (PSE&G) property right in the BGS transition bond charge (TBC). We use collections of the TBC to make scheduled principal and interest payments on the transition bonds and to cover any additional administrative costs.

RESULTS OF OPERATIONS

Operating Revenues

     TBC revenues increased approximately $11 million or 13% and $7 million or 3% for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004 due to a higher sales volume in the third quarter of 2005 offset by a decline in the TBC from 2004. In January 2005, as a result of the annual true-up approved by the Sate of New Jersey Board of Public Utilities (BPU), the TBC (exclusive of sales and use tax) decreased to
0.6723 cents per Kilowatt-hour (kWh) from 0.6862 cents per kWh in 2004. Any increases or decreases in the TBC are designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to PSE&G, as servicer of the Bonds.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

     As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. Amortization of BTP increased approximately $13 million or 30% and $14 million or 14% for the quarter and nine months ended September 30, 2005, respectively, as compared to the same quarter in 2004, due to increases in revenues offset by decreases in interest expense. We defer any over or under collection of expense to match against future revenues.

Servicing and Administrative Fees

     PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased approximately $14 thousand or 4% and $45 thousand or 4% for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, due to decreases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

     Interest Income increased approximately $236 thousand and $639 thousand for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004 primarily due to higher interest rates in 2005. The average return on investments increased to approximately 3.0% for the nine months ended September 30, 2005 compared to approximately 1.2% for the nine months ended September 30, 2004.

Interest Expense

     Interest expense decreased approximately $2 million or 6% and $7 million or 6% for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004 due primarily to a reduction in the total amount of debt outstanding.

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

     During 2005, payments of bond principal, interest, intercompany payables and all related expenses were made by the Trustee on March 15, 2005, June 15, 2005 and September 15, 2005 totaling approximately $72 million, $69 million and $75 million, respectively, including funding of the Capital Subaccount and the Overcollateralization account to required levels.

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     There were no material changes from the disclosures in the Annual Report on Form 10-K for the year ended December 31, 2004 or Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

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


                          PSE&G TRANSITION FUNDING LLC
                                  (Registrant)

                     By:    /s/ Patricia A. Rado
                         -------------------------------
                                Patricia A. Rado
                                   Controller
                         (Principal Accounting Officer)




Date:  November 10, 2005