Form 10-K
period 2005-12-31
PSE&G TRANSITION FUNDING LLC
filed 2006-03-21
CIK 1091602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

          Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Registrant is a wholly-owned subsidiary of Public Service Electric and Gas Company. Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is filing this Annual Report on Form 10-K with the reduced disclosure format authorized by General Instruction I.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Documents incorporated by reference: None

i

FORWARD-LOOKING STATEMENTS

          Certain of the matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate”, “intend”, “estimate”, “believe”, “expect”, “plan”, “potential”, variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as a complete list that could effect forward-looking statements.

          In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements discussed above, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: state and federal legal or regulatory developments; national or regional economic conditions; market demand and prices for energy; customer conservation; distributed generation technology; weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of Public Service Electric and Gas Company’s (PSE&G) facilities and third party suppliers; and the payment patterns of PSE&G’s electric customers, including the rate of delinquencies and the accuracy of the collections curve.

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

          Following the enactment of the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act), the New Jersey Board of Public Utilities (BPU) rendered a Final Order (Final Order) in August 1999 relating to PSE&G’s rate unbundling, stranded costs and restructuring proceedings providing, among other things, for PSE&G to recover up to $2.94 billion (net of tax) of its generation-related stranded costs including the securitization of $2.4 billion (plus an estimated $125 million of associated transaction costs). The stranded costs represent various generation-related investments and other obligations that were anticipated to be unrecoverable through market-based rates in a competitive electricity generation retail market.

          Following the issuance of the Final Order, the BPU issued the Bondable Stranded Cost Rate Order (Finance Order) approving PSE&G’s petition relating to the securitization transaction which authorized, among other things, the imposition of a non-bypassable transition bond charge (TBC) on PSE&G’s customers; the sale of PSE&G’s property right in such charge to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of Bonds by such entity as consideration for such property right, including an estimated $125 million of transaction costs; and the application by PSE&G of the Bond proceeds to retire outstanding debt and/or equity.

          On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with stated maturities ranging from one year to fifteen years, of which $1.939 billion in six classes remain outstanding as of December 31, 2005. The net proceeds of the issuance were utilized to acquire PSE&G’s property right in the TBC. The Bonds are collateralized by the BTP created under the Energy Competition Act and the related Finance Order. The BTP represents the irrevocable right to recover, through a TBC billed by PSE&G to its retail electric customers within PSE&G’s service territory, an amount sufficient to pay:

•	the interest, fees, expenses, costs, charges, credit enhancement and premiums, if any, associated with the Bonds; and
•	the principal amount of the Bonds.

          Approximately $230 million of issuance costs were incurred in connection with the securitization transaction, including costs of a hedging arrangement as permitted by the Finance Order. The $105 million in costs in excess of the $125 million of estimated transaction costs included in the BTP were capitalized as provided for in the Finance Order and are being recovered on a subordinated basis by us through the TBC. The initial TBC rate became effective on February 7, 2001, in accordance with the Final Order.

          As the TBC is a usage-based charge based on access to PSE&G’s transmission and distribution system, the customers will be assessed regardless of whether the customers purchase electricity from PSE&G or a third party supplier. Also, if on-site generation facilities that are connected to PSE&G’s transmission and distribution system produce power that is delivered to off-site retail electric customers in PSE&G’s service territory, the TBC applies to the sale or delivery of that power.

          Payments are made to the bondholders on a quarterly basis. Principal and interest on the Bonds and the excess issuance costs will be paid from the following sources:

•	TBC collections remitted by the servicer (PSE&G) to the issuer (us);
•	amounts from any third party credit enhancement;
•	investment earnings on amounts held in accounts established under the indenture agreement;
•	amounts payable to the issuer under any interest rate swap agreements; and
•	other amounts available in the trust accounts held by the trustee.

          To the extent that TBC collections are deficient or in excess of the principal and interest on the Bonds, the TBC rate will be adjusted in the following year.

          We have no employees. Under the servicing agreement entered into by PSE&G and us, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. We pay an annual servicing fee to PSE&G equal to 0.05% of the initial balance of Bonds outstanding. The servicing fee is recovered through the TBC. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Interest earned on funds in the Capital Subaccount results in Net Income for us and will be periodically remitted to PSE&G in the form of a dividend.

ITEM 1A. RISK FACTORS

          The following Factors should be considered when reviewing the business of Transition Funding. These factors could impact the business and cause results to differ materially from those expressed in any statements made by, or on behalf of Transition Funding.

          Source of Funds for Payment on the Bonds

          The only source of funds for payments on the Bonds will be our assets. These assets are limited to:

•	the BTP, including the right to collect the TBC and to adjust the TBC at least annually;

•	the funds on deposit in the trust accounts held by the trustee; and

•	contractual rights under various contracts.

          The Bonds are not insured or guaranteed by PSE&G in any capacity, or by PSEG, any of its affiliates, the trustee or any other entity. Furthermore, it is not anticipated that the Bonds will have the benefit of any liquidity facility or of any third party credit enhancement, such as letters of credit or insurance, although the servicer may obtain insurance or a letter of credit in support of its obligation to remit TBC collections to the trustee. Thus, we must rely for payment of the Bonds solely upon collections of the TBC and funds on deposit in the accounts held by the trustee.

          Judicial, Legislative Or Regulatory Action That May Adversely Affect Your Investment

          PSE&G has agreed to take legal or administrative actions as may be reasonably necessary to block or overturn any attempts to cause a repeal, modification or supplement to the Energy Competition Act, the BPU financing order or the rights of bondholders, and to resist proceedings of third parties, which, if successful, would result in a breach of PSE&G’s representations concerning the BTP, the BPU financing order or the Energy Competition Act. However, there is no assurance that any action PSE&G takes would be successful.

          The Law Which Underpins The Bonds Might Be Invalidated By Judicial Action. The Energy Competition Act was adopted in February 1999 and amended in September 2002. In January 2001, PSE&G became the first utility to issue bonds pursuant to the Energy Competition Act. The BTP is a creation of statute. If a court were to determine that the relevant provisions of the Energy Competition Act or the BPU financing order are unlawful, invalid or unenforceable in whole or in part, it could adversely affect the validity of the Bonds or the BTP, or our ability to make payments on the Bonds. Although a judicial determination of that kind will cause PSE&G to indemnify you, the amount of any indemnification might not be sufficient for you to recover all of your loss on the Bonds.

          Laws with financing provisions similar to the Energy Competition Act have been enacted in other states, including California, Connecticut, Florida, Illinois, Massachusetts, Michigan, Montana, New Hampshire, Pennsylvania, Texas, West Virginia and Wisconsin. The validity of such legislation has been upheld in those states where court challenges have been made and the judicial process has been completed. A court might yet overturn a similar statute in another state, which might give rise to a challenge to the Energy Competition Act or the BPU financing order. Therefore, legal activity in other states might indirectly affect the value of your investment.

          The Energy Competition Act Might Be Overturned By the Federal Government Without Full Compensation. In the past, bills have been introduced in Congress prohibiting the recovery of stranded costs, and Congress could negate the existence or reduce the value of the BTP. Even if this preemption of the Energy Competition Act or the BPU financing order by the federal government were considered a “taking” under the U.S. Constitution for which the government had to pay just compensation to bondholders, there is no assurance that this compensation would be sufficient to pay principal of and interest on the Bonds on a timely basis.

          The State, Through Future Legislative Action Might Attempt to Invalidate the Bonds or Their Underlying Assets. Unlike the citizens of the States of California, Massachusetts and some other states, the citizens of the State of New Jersey do not have the constitutional right to adopt, repeal or revise laws by initiative or referendum.

          Under the Energy Competition Act, the State of New Jersey has pledged not to impair the BTP. Despite this pledge, the State legislature might attempt in the future to repeal or amend the Energy Competition Act, or, as described below, the BPU may take certain actions that impair the BTP. Costly and time-consuming litigation might ensue from such actions, which might adversely affect the price and liquidity, or the weighted average lives, of the Bonds. Given the lack of judicial precedent, the outcome of any litigation cannot be predicted with certainty and, accordingly, bondholders could incur a loss of their investment.

          To our knowledge, no cases addressing these issues in the context of Bonds have been decided. There have been cases in which courts have applied the contract clause of the United States (U.S.) Constitution and parallel state constitutional provisions to strike down legislation reducing or eliminating taxes, parkway tolls, public charges or other sources of revenues servicing bonds issued by public instrumentalities or private issuers, or otherwise reducing or eliminating the security for bonds. Contracts of a state, such as the State Pledge, receive greater protection under federal law than private contracts. Based upon this case law, under the contract clause of the U.S. Constitution, and under the contract clause of the New Jersey Constitution, the State of New Jersey, including the BPU, could not take any action of a legislative character, including the repeal or amendment of the Energy Competition Act, that would substantially limit, alter or impair the BTP or other rights vested in the bondholders pursuant to the BPU financing order, or substantially limit, alter, impair or reduce the value or amount of the BTP, unless that action is (in the context of the State Pledge as a contract of the State) a reasonable exercise of the State of New Jersey’s sovereign powers and of a character reasonable and appropriate to the public purpose justifying that action. For example, notwithstanding the State Pledge, it might be possible for the New Jersey legislature, without violating the contract clause of the U.S. Constitution or the contract clause of the New Jersey Constitution, to amend the Energy Competition Act in a manner which temporarily limits the rights of the bondholders in order to serve a significant and legitimate public purpose, such as responding to a national or regional catastrophe affecting PSE&G’s service area generally.

          Moreover, under the takings clauses of the U.S. and New Jersey Constitutions, the State of New Jersey could not repeal or amend the Energy Competition Act, or take any other action in contravention of the State Pledge, without paying just compensation to the bondholders, if doing so would constitute a permanent appropriation of a substantial property interest of the bondholders in the BTP and deprive the bondholders of their reasonable expectations arising from their investments in the Bonds. There is no assurance, however, that, even if a court were to award just compensation, it would be sufficient for payment of the Bonds.

          The BPU Might Attempt to Take Action Which Reduces the Value of the Bonds. Pursuant to the Energy Competition Act, the BPU financing order issued to PSE&G is irrevocable and the BPU may not directly or indirectly, by any subsequent action, rescind or amend the BPU financing order or reduce or impair the amount of bondable stranded costs authorized to be recovered under the BPU financing order. Apart from the BPU financing order, the BPU retains the power to adopt, revise or rescind rules or regulations affecting PSE&G or a successor servicer. Any new or amended regulations or orders by the BPU could affect the ability of the servicer to collect the TBC on a full and timely basis and might affect the rating of the Bonds, their price or the amortization of Bonds and their weighted average lives, and may not trigger any obligation of PSE&G to indemnify you. As a result, you could suffer a decline in value of your investment.

          PSE&G, as servicer, is required to file with the BPU, on behalf of us, periodic adjustments of the TBC, intended to provide for timely payment of the Bonds, including scheduled payments of principal. The BPU may challenge PSE&G’s calculation of a proposed adjustment, which may cause delay, or refuse to permit an adjustment to take effect, on the ground that the adjustment contains a manifest error; that is, an arithmetic error evident on the face of the filing. Any such delay in the implementation of the adjustment could cause a delay in the payments on the Bonds. PSE&G has agreed to take legal or administrative actions, including instituting and prosecuting legal actions, as may be reasonably necessary to block or overturn any attempts to cause a repeal, modification or supplement to the Energy Competition Act, or the BPU financing order, or the letter to be delivered by PSE&G to the BPU within five business days following issuance of each series of Bonds specifying the terms of that series (referred to as an issuance advice letter), or the rights of bondholders. PSE&G has also agreed to resist proceedings of third parties, which, if successful, would result in a breach of its representations concerning the BTP, the BPU financing order or the Energy Competition Act. However, there is no assurance that any action PSE&G takes would be successful.

          Servicing Risks

          Inaccurate Consumption Forecasting or Unanticipated Delinquencies or Charge-Offs Might Reduce Scheduled Payments on the Bonds. The TBC is assessed and collected by the servicer and adjusted at least annually, as provided in the Energy Competition Act, the BPU financing order and the servicing agreement.

          A shortfall of payments arising from the TBC might result if the servicer inaccurately forecasts electricity consumption or underestimates consumer delinquencies or charge-offs when setting the TBC, and delayed payments on the Bonds could follow.

          Inaccurate forecasting of electricity consumption by the servicer might result from, among other things: unanticipated weather or economic conditions; natural disasters; technological changes; changes in the market structure of the electric industry; increased conservation efforts; or consumers switching to self-generated power without being required to pay TBCs.

          Inaccurate forecasting of delinquencies or charge-offs by the servicer might result from, among other things: sudden and unexpected deterioration of the economy or the occurrence of a natural disaster; sudden and unexpected regulatory changes that make it more difficult for the servicer to disconnect nonpaying consumers, or that require the servicer to apply more lenient credit standards in accepting consumers; sudden and unexpected limitations on termination of service during the heating season; or the introduction into the energy markets of less creditworthy third party energy suppliers. In the future, consumers might pay the TBC to third parties who supply them with electric power. These third parties are obligated to forward the charge to PSE&G, as servicer, and to pay PSE&G the TBC even if they fail to collect the charge from retail electric consumers. A default by a third party that collects from a large number of retail consumers might have a greater impact than a default by a single retail consumer. PSE&G will have limited rights to collect the TBC directly from consumers who receive their electricity bills from a third party, but will not pay any shortfalls resulting from the failure of any third party supplier to forward collections to PSE&G, as servicer. The servicer might not be able to mitigate credit risks relating to third party suppliers to the same extent to which it mitigates the risks relating to its consumers.

          Billing and Collection Practices Might Reduce the Collections Available for Payments on the Bonds. The methodology of determining the amount of the TBC to each consumer is specified in the BPU financing order. Although PSE&G may not change this methodology, PSE&G, as servicer, may set, and may change, its own billing and collection arrangements with each consumer. For example, to recover part of an outstanding electricity bill, PSE&G may agree to extend a consumer’s payment schedule or to write off the remaining portion of the bill. Similarly, the BPU may require changes to these practices. Under the methodology specified in the BPU financing order, this might result in an extension of the consumer’s payment of TBCs. Thus, any changes in billing and collection practices or regulations might make it more difficult for the servicer to collect the TBC, and might adversely affect the value of the Bonds and their weighted average lives.

          The Risks Associated With Potential Bankruptcy Proceedings

          Risks that might arise in the bankruptcy of PSE&G are described below and could cause delayed payments or a loss, or decline in value, of your investment.

           If the Servicer Defaults or Becomes Bankrupt, It Might Be Difficult to Find a Successor Servicer and Payments on the Bonds Might Be Suspended. PSE&G, as servicer, will be responsible for billing and collecting the TBC and for filing with the BPU to adjust this charge. If PSE&G ceased servicing the BTP, it might be difficult to find a successor servicer. Upon a servicer default based upon the commencement of a case by or against the servicer under the U.S. Bankruptcy Code, referred to as the Bankruptcy Code, or similar laws, the trustee and the issuer might be prevented from effecting a transfer of servicing. Upon a servicer default because of a failure to make required remittances, the issuer or the trustee would have the right to apply to the BPU for sequestration of TBCs. However, the Bankruptcy Code might prevent the BPU from issuing or enforcing this order. In either case of a servicer default, payments on the Bonds might be suspended.

          Commingling Might Obstruct Access to a Portion of the Our Funds In Case of Bankruptcy of PSE&G. PSE&G will not segregate the TBCs from the other funds it collects from its consumers. The TBCs will be segregated only after PSE&G pays them to the trustee. PSE&G will be permitted to remit collections on a monthly basis only if it has the requisite credit ratings from the rating agencies or provides credit enhancement satisfactory to the rating agencies or otherwise obtains rating agency approval regarding how frequently it remits collections. Otherwise, PSE&G will be required to remit collections within two business days of the estimated collection date. Despite these requirements, PSE&G might fail to pay the full amount of the TBCs to the trustee on a timely basis.

          The Energy Competition Act provides that our rights to the BTP are not affected by the commingling of these funds with PSE&G’s other funds. In a bankruptcy of PSE&G, however, a bankruptcy court might rule that federal bankruptcy law does not recognize our right to TBCs that are commingled with other funds of PSE&G as of the date of bankruptcy. If so, the collections held by PSE&G as of the date of bankruptcy would not be available to pay amounts owing on the Bonds. In this case, we would have a general unsecured claim against PSE&G for those amounts.

          Bankruptcy of PSE&G Might Impair the Operation of the Energy Competition Act. The Energy Competition Act and the BPU financing order provide that as a matter of New Jersey state law:

•	BTP constitutes presently existing property of PSE&G for all purposes;

•	PSE&G may sell, assign and otherwise transfer that property and PSE&G or we may pledge or grant a security interest in the property as collateral for Bonds; and

•

a transfer of the BTP from PSE&G to us is a sale or other absolute transfer of the BTP, not a pledge of the BTP to secure a financing by PSE&G, and this characterization will not be affected by treatment of the transfer as a financing for tax or financial reporting purposes.

          These three provisions are important to maintaining payments on the Bonds in accordance with their terms during any bankruptcy of PSE&G. In addition, the transaction has been structured with the objective of keeping us separate from PSE&G in the event of a bankruptcy of PSE&G.

          PSE&G and we will treat the transaction as a sale under applicable law, although for financial reporting and federal and state tax purposes the Bonds will be treated as a financing. In the event of a bankruptcy of PSE&G, a party in interest in the bankruptcy might assert that the sale of the BTP to the issuer was a financing transaction and not a “sale or other absolute transfer” and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position.

          A bankruptcy court generally follows state property law on issues such as the three provisions described above, unless it determines that the state law is contrary to a paramount federal bankruptcy policy or interest. If a bankruptcy court in a PSE&G bankruptcy refused to enforce one or more of the state property law provisions described above, the effect of this decision on you as a bondholder would be similar to the treatment you would receive in a PSE&G bankruptcy if the Bonds had been issued directly by PSE&G. A decision by the bankruptcy court that, despite the separateness of PSE&G and the issuer, the two companies should be consolidated, would have a similar effect on you as a bondholder.

          Other Risks Associated With An Investment In The Bonds

          Absence of Secondary Market for Bonds Might Limit Your Ability to Resell Bonds. The underwriters for the Bonds might assist in resales of the Bonds but they are not required to do so. A secondary market for the Bonds may not develop or continue or be sufficiently liquid to allow you to resell your Bonds.

          We or Another Entity May Issue Additional Series of Bonds Whose Holders Have Conflicting Interests. We may issue other series of Bonds without your prior review or approval. These series may include terms unique to that particular series. A new series of Bonds may not be issued if it would result in the credit ratings on any outstanding series of Bonds being reduced or withdrawn. Moreover, PSE&G may sell BTP to one or more entities other than us to secure a new series of Bonds. In that case, PSE&G will need to obtain a separate financing order, which will specify an additional amount of bondable transition charges to be collected from consumers for the additional series of Bonds. Any additional series of Bonds issued by us or another entity will have an equal right to share in TBC collections with your Bonds. Sharing collections could cause delays in payments on your Bonds.

          In addition, some matters may require the vote of the holders of all series and classes of Bonds. Your interests in these votes may conflict with the interests of the bondholders of another series or of another class. Thus, these votes could result in an outcome unfavorable to you.

          The Ratings Do Not Assess the Expected Rate of Payment of Principal on the Bonds. The Bonds will be rated by one or more established rating agencies. The ratings merely analyze the probability that we will repay the total principal balance of each class of the Bonds at its final maturity and will make timely interest payments. The ratings do not otherwise assess the speed at which we will repay the principal of the Bonds. Thus, we may repay the principal of your Bonds later than you expect, which may materially reduce the value of your investment. A rating is not a recommendation to buy, sell or hold Bonds. The rating may change at any time. A rating agency may revise or withdraw its rating based solely upon its own judgment.

          PSE&G’s Obligation to Indemnify Us for a Breach of a Representation or Warranty Might Not Be Sufficient to Protect Your Investment. If PSE&G breaches a representation or warranty in the sale agreement, it is obligated to indemnify us and the trustee for any liabilities, obligations, claims, actions, suits or payments resulting from that breach, as well as any reasonable costs and expenses incurred. In addition, PSE&G is obligated to indemnify us and the trustee, for itself and on behalf of the bondholders, for:

•	required payments of principal and interest on the Bonds in accordance with their terms and

•	required deposits of amounts with us,

in each case, required to have been made, which are not made when so required as a result of a breach of a representation or warranty.

          However, the amount of any indemnification paid by the seller might not be sufficient for you to recover all of your loss on the Bonds. PSE&G will not be obligated to indemnify any party for any changes of law. In addition, PSE&G will not be obligated to repurchase the collateral in the event of a breach of any of its representations and warranties, and neither the trustee nor the bondholders will have the right to accelerate payments on the Bonds as a result of a breach of any of PSE&G’s representations and warranties, absent an event of default under the indenture. If PSE&G becomes obligated to indemnify bondholders, the ratings on the Bonds will likely be downgraded as a result of the circumstances causing the breach and the fact that the bondholders will be unsecured creditors of PSE&G with respect to any of those indemnification amounts.

          PSE&G’s Ratings Might Affect the Market Value of the Bonds. A downgrading of the credit ratings on the debt of PSE&G might have an adverse effect, at least temporarily, on the market value of your Bonds.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          Not Applicable.

ITEM 2. PROPERTIES

          We do not own any real property. Our primary asset is the BTP as described in Item 1. Business above.

ITEM 3. LEGAL PROCEEDINGS

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

          On December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation (Exelon), a public utility holding company which is headquartered in Chicago, Illinois, whereby PSEG will be merged with and into Exelon. We do not expect this transaction to have any effect on our operations. Upon merger, we will remain a special purpose subsidiary of PSE&G.

          The following analysis of our financial condition and results of operations is in an abbreviated format pursuant to General Instruction I of Form 10-K. Such analysis should be read in conjunction with the financial statements contained in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

Operating Revenues

          Transition Bond Charge (TBC) revenues increased approximately $6 million or 2% for the year ended December 31, 2005 as compared to the year ended December 31, 2004 due to a 3% growth in sales volume partially offset by the decline in the TBC rate from 2004. In January 2005, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC rate decreased to 0.6723 cents per Kilowatt-hour (kWh) from 0.6862 cents per kWh in 2004.

          As a result of the annual true-up approved by the BPU in January 2006, the TBC rate for 2006 decreased from 0.6723 cents per kWh to 0.6586 cents per kWh. Any increases or decreases in the TBC rate are designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to Public Service Electric & Gas Company (PSE&G), as servicer of the bonds.

          TBC revenues increased approximately $1 million or less than 1% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 primarily due to a 3% growth in sales volume offset by the decline in the TBC rate from 2003. In January 2004, as a result of the annual true-up approved by the BPU, the TBC rate decreased to 0.6862 cents per kWh from 0.7018 cents per kWh in 2003.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

          Amortization of BTP increased approximately $16 million or 12% for the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily due to the changes in Operating Revenues and Interest Expense. As a regulated entity, we amortize an amount equal to what we record as revenue for the portion of the TBC relating to the BTP.

          Amortization of BTP increased approximately $10 million or 8% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 primarily due to the changes in Operating Revenues and Interest Expense.

Servicing and Administrative Fees

          PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased $41 thousand or 3% for the year ended December 31, 2005 as compared to the year ended December 31, 2004 due to decreases in administrative expenses billed to us by the Servicer, PSE&G.

          Servicing and Administrative Fees decreased $9 thousand or 1% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to decreases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

          Interest Income increased approximately $972 thousand or 162% for the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily due to higher interest rates and higher average cash balances in 2005.

          Interest Income increased approximately $184 thousand or 44% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 primarily due to higher interest rates and higher average cash balances in 2004.

Interest Expense

          Interest expense decreased approximately $9 million or 6% for the year ended December 31, 2005 as compared to the year ended December 31, 2004 due to a reduction in the total amount of debt outstanding.

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

          During 2005, all required payments of bond principal, interest and all related expenses were made by the Trustee on March 15, 2005, June 15, 2005, September 15, 2005 and December 15, 2005 totaling approximately $72 million, $69 million, $75 million and $77 million, respectively, including funding of the Capital Subaccount and the Overcollateralization account to required levels. During 2004, payments of bond principal, interest and all related expenses were made by the Trustee on March 15, 2004, June 15, 2004, September 15, 2004 and December 15, 2004 totaling approximately $69 million, $69 million, $75 million and $77 million, respectively. These payments were primarily funded from our TBC collections and interest earned on those funds. Also in 2005 and 2004, cash dividends of $162 thousand and $434 thousand, respectively, were paid to PSE&G.

ACCOUNTING ISSUES

Critical Accounting Policies

Unbilled Revenues

          Electric and gas revenues are recorded based on services rendered to customers during each accounting period. PSE&G records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. Unbilled usage is calculated in two steps. The initial step is to apply a base usage per day to the number of unbilled days in the period. The second step estimates seasonal loads based upon the time of year and the variance of actual degree-days and temperature-humidity-index hours of the unbilled period from expected norms. The resulting usage is priced at current rate levels and recorded as revenue. Each month the prior month’s unbilled amounts are reversed and the current month’s amounts are accrued. Using benchmarks other than those used in this calculation could have a material effect on the amounts accrued in a reporting period. The resulting revenue and expense reflect the service rendered in the calendar month.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

          The market risk inherent in our Bonds is the potential loss arising from adverse changes in interest rates. We have entered into an interest rate swap on our sole class (Class A-4) of floating rate Bonds (see Note 2. The Bonds). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. Any gain or loss on this financial instrument will be recovered from or refunded to PSE&G’s customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and Board of Managers of
PSE&G Transition Funding LLC
Newark, New Jersey

We have audited the accompanying balance sheets of PSE&G Transition Funding LLC as of December 31, 2005 and 2004, and the related statements of income, member’s equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of PSE&G Transition Funding LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey

March 20, 2006

PSE&G TRANSITION FUNDING LLC
STATEMENTS OF INCOME
(THOUSANDS)

	For the Years Ended December 31,

	2005	2004	2003

OPERATING REVENUES	$298,111	$292,261	$291,182

OPERATING EXPENSES
Amortization of Bondable Transition Property	150,102	134,328	124,381
Servicing and Administrative Fees	1,456	1,497	1,506

Total Operating Expenses	151,558	135,825	125,887

OPERATING INCOME	146,553	156,436	165,295
Interest Income	1,572	600	416
Interest Expense	(147,727)	(156,874)	(165,582)

NET INCOME	$398	$162	$129

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING LLC
BALANCE SHEETS
(THOUSANDS)

	December 31, 2005	December 31, 2004

ASSETS
Current Assets:
Cash	$671	$435
Receivable from Member	58,924	58,974
Restricted Cash	14,061	5,697

Total Current Assets	73,656	65,106

Noncurrent Assets:
Restricted Cash	16,810	15,959
Bondable Transition Property	1,908,898	2,059,000
Deferred Issuance Costs	51,792	61,384
Regulatory Assets – Interest Rate Swap	11,462	34,000

Total Noncurrent Assets	1,988,962	2,170,343

TOTAL ASSETS	$2,062,618	$2,235,449

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$154,773	$146,113
Current Portion of Derivative Liability	5,540	14,943
Current Portion of Payable to Member	6,586	6,183
Payable to Affiliate	1,198	—
Accrued Interest	5,585	5,971

Total Current Liabilities	173,682	173,210

Long-Term Liabilities:
Long-Term Debt	1,783,974	1,938,747
Derivative Liability	5,922	19,057
Payable to Member	81,559	88,041
Regulatory Liability – Overcollateralization	4,185	3,334

Total Long-Term Liabilities	1,875,640	2,049,179

TOTAL LIABILITIES	2,049,322	2,222,389

MEMBER’S EQUITY
Contributed Capital	12,625	12,625
Retained Earnings	671	435

Total Member’s Equity	13,296	13,060

TOTAL LIABILITIES AND MEMBER’S EQUITY	$2,062,618	$2,235,449

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING LLC
STATEMENTS OF CASH FLOWS
(THOUSANDS)

	For the Years Ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$398	$162	$129
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Amortization of Bondable Transition Property	150,102	134,328	124,381
Amortization of Deferred Issuance Costs	9,592	10,184	10,735
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	50	(1,053)	(114)
Payable to Affiliate	1,198	—	—
Accrued Interest	(386)	32	(637)
Net Increase in Overcollateralization	851	852	850

Net Cash Provided By Operating Activities	161,805	144,505	135,344

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	(9,215)	(3,692)	(4,337)

Net Cash Used in Investing Activities	(9,215)	(3,692)	(4,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(146,113)	(137,361)	(128,935)
Repayment of Payable to Member	(6,079)	(3,290)	(1,943)
Cash Dividends Paid	(162)	(434)	—

Net Cash Used In Financing Activities	(152,354)	(141,085)	(130,878)

Increase (Decrease) in Cash and Cash Equivalents	236	(272)	129
Cash and Cash Equivalents at Beginning of Period	435	707	578

Cash and Cash Equivalents at End of Period	$671	$435	$707

Interest Paid	$138,521	$146,658	$155,484

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING LLC
STATEMENTS OF MEMBER’S EQUITY
(THOUSANDS)

	Contributed Capital	Retained Earnings	Total

Balance as of January 1, 2003	$12,625	$578	$13,203
Net Income	—	129	129

Balance as of December 31, 2003	12,625	707	13,332
Net Income	—	162	162
Dividends Paid	—	(434)	(434)

Balance as of December 31, 2004	12,625	435	13,060
Net Income	—	398	398
Dividends Paid	—	(162)	(162)

Balance as of December 31, 2005	$12,625	$671	$13,296

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

          BTP represents the irrevocable right of PSE&G, or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from retail electric customers pursuant to a Final Order in PSE&G’s rate unbundling and restructuring proceedings (Final Order) and a bondable stranded cost rate order (Finance Order), which were issued on August 24, 1999 and September 17, 1999, respectively, by the State of New Jersey Board of Public Utilities (BPU) in accordance with the New Jersey Electric Discount and Energy Competition Act enacted in February 1999. These orders are a matter of public record and are available from the BPU. The Finance Order authorizes the TBC to be sufficient to recover $2.525 billion aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

          Our organizational documents require us to operate in a manner so that we should not be consolidated in the bankruptcy estate of PSE&G in the event PSE&G becomes subject to a bankruptcy proceeding.

          On December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation (Exelon), a public utility holding company which is headquartered in Chicago, Illinois, whereby PSEG will be merged with and into Exelon. We do not expect this transaction to have any effect on our operations. Upon merger, we will remain a special purpose subsidiary of PSE&G.

Basis of Presentation

          The financial statements included herein have been prepared pursuant to Generally Accepted Accounting Principles in the United States of America (GAAP) and the rules and regulations of the SEC.

Significant Accounting Policies

          Accounting for the Effects of Regulation

          The application of generally accepted accounting principles by us as a regulated entity differs in certain respects from applications by non-regulated businesses. We prepare our financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a rate regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, we have deferred certain costs, which will be amortized over various future periods.

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

          BTP

          Our regulatory asset for BTP was recorded at the acquired cost and is being amortized over the life of the Bonds, based on TBC revenues, interest expenses and other fees. The BTP is solely our property.

          Deferred Issuance Costs

          The securitization transaction issuance costs in excess of the $125 million provided for in the Finance Order were funded by PSE&G and are recovered on a subordinated basis through the TBC. These costs were capitalized and are being amortized to interest expense over the life of the Bonds utilizing the effective interest method.

          Regulatory Assets – Interest Rate Swap

          For a description of the regulatory asset and the corresponding derivative liability related to the interest rate swap on our sole class of floating rate debt, see Note 2. The Bonds.

          Regulatory Liabilities - Overcollateralization

          The overcollateralization account is funded ratably from collections of TBC over the term of each series of Bonds. The account is held by the trustee as a credit enhancement to fund payments in the event of a collection shortfall.

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

NOTES TO FINANCIAL STATEMENTS

          Interest Income

          Interest Income consists of interest earned on TBC collections deposited with the Trustee and interest earned on funds in the Capital Subaccount. Interest earned on deposited TBC funds reduce the BTP and will affect the calculation of future TBC rates. Interest earned on funds in the Capital Subaccount results in Net Income for us and is periodically dividended to PSE&G.

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

Note 2. The Bonds

          On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with stated maturities ranging from one year to fifteen years, of which $1.939 billion in six classes remain outstanding as of December 31, 2005. The fair value of the bonds was $2.086 billion as of December 31, 2005. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

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

The significant terms of the Bonds issued by Transition Funding as of December 31, 2005 are as follows:

	Initial Principal Balance	Interest Rate	Payments Made On Bonds Through December 31, 2005	Current Portion Outstanding	Noncurrent Portion Outstanding	Final/ Expected Payment Date	Final Maturity Date

Class A-1	$105,249,914	5.46%	$105,249,914	—	—	6/17/02	—
Class A-2	368,980,380	5.74%	368,980,380	—	—	3/15/05	3/15/07
Class A-3	182,621,909	5.98%	112,022,698	$70,599,211	—	6/15/06	6/15/08
Class A-4	496,606,425	LIBOR + 0.30%	—	84,174,239	$412,432,186	6/15/09	6/15/11
Class A-5	328,032,965	6.45%	—	—	328,032,965	3/15/11	3/15/13
Class A-6	453,559,632	6.61%	—	—	453,559,632	6/15/13	6/15/15
Class A-7	219,688,870	6.75%	—	—	219,688,870	6/15/14	6/15/16
Class A-8	370,259,905	6.89%	—	—	370,259,905	12/15/15	12/15/17

Total	$2,525,000,000		$586,252,992	$154,773,450	$1,783,973,558

NOTES TO FINANCIAL STATEMENTS

          During the years ended December 31, 2005 and 2004, we made principal payments on the bonds of $146 million and $137 million, respectively.

          We expect to make principal payments of approximately $155 million, $161 million, $169 million, $178 million and $186 million for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

          We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The notional amount of the interest rate swap is $497 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(11) million as of December 31, 2005 and $(34) million as of December 31, 2004 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

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

Note 3. Significant Agreements and Related Party Transactions

          Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf.Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G for each of the years ended December 31, 2005, 2004 and 2003 were approximately $1.5 million.

          As of December 31, 2005 and December 31, 2004, we had a receivable from our member, PSE&G, of approximately $59 million relating to TBC billings. As of December 31, 2005 and December 31, 2004 our payable to our member was approximately $88 million and $94 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this payable to PSE&G for the years ended December 31, 2005, 2004 and 2003 were approximately $6 million, $6 million and $7 million, respectively. As of December 31, 2005, we had a payable of approximately $1.2 million for funds deposited with us on behalf of our affiliate, PSE&G Transition Funding II LLC.

          In additions to the payments above, interest earned on funds in the Capital Subaccount is periodically dividended to PSE&G. During 2005 and 2004, we paid dividends of approximately $162 thousand and $434 thousand, respectively, to PSE&G.

Note 4. Selected Quarterly Data (Unaudited)

          The information shown below, in the opinion of Transition Funding includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts.

	Quarter Ended

	March 31,		June 30,		September 30,		December 31,

	2005	2004	2005	2004	2005	2004	2005	2004

	(Thousands)
Operating Revenues	$69,470	$70,194	$68,082	$70,810	$92,838	$82,264	$67,721	$68,993
Operating Income	37,586	39,920	36,984	39,422	36,392	38,873	35,591	38,221
Net Income	75	35	90	26	106	43	127	58

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE.

ITEM 9A. CONTROLS AND PROCEDURES Disclosure Controls and Procedures

     We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer has evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2005 and, based on this evaluation, has concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this annual report.

Internal Controls

     During the fourth quarter of 2005, we continued to make enhancements to internal controls to enable us to maintain the effectiveness of our internal control over financial reporting as of December 31, 2005. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. It should be noted that the design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and provides reasonable assurance that the internal control system will succeed in achieving its stated objectives.

ITEM 9B. OTHER INFORMATION

     NONE.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not Applicable.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:

Statements of Income for the years ended December 31, 2005, 2004 and 2003 on page 12.

Balance Sheets as of December 31, 2005 and 2004 on page 13.

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 on page 14.

Statements of Member’s Equity for the years ended December 31, 2005, 2004 and 2003 on page 15.

Notes to Financial Statements on pages 16 through 19.

(B)

A listing of exhibits being filed with this document is as follows. Certain Exhibits previously filed with the Commission and the appropriate securities exchanges are indicated as set forth below. Such Exhibits are not being refiled, but are included because inclusion is desirable for convenient reference.

Exhibit Number

This Filing		Previous Filing

1.1	(b)	1.1

Underwriting Agreement dated as of January 25, 2001 among Public Service Electric and Gas Company, PSE&G Transition Funding LLC and Lehman Brothers, Inc., on behalf of itself and as the representative of the several underwriters named therein

3.1	(a)	4.1	Limited Liability Company Agreement of PSE&G Transition Funding LLC

3.1.1	(b)	4.1.1	Form of Amended and Restated Limited Liability Company Agreement of PSE&G Transition Funding LLC dated as of January 31, 2001

3.2	(a)	4.2	Certificate of Formation of PSE&G Transition Funding LLC

3.2.1	(b)	4.2.1	Form of Amended and Restated Certificate of Formation of PSE&G Transition Funding LLC dated as of January 25, 2001, which was filed with the Delaware Secretary of State’s Office on January 26, 2001

4.1	(a)	4.3	Form of Indenture

4.1.1	(b)	4.3.1	Indenture dated as of January 31, 2001 between PSE&G Transition Funding LLC and The Bank of New York

4.1.2	(b)	4.3.2	Series Supplement dated as of January 31, 2001 between PSE&G Transition Funding LLC and The Bank of New York

4.2	(a)	4.4	Form of Transition Bonds

10.1	(b)	10.1	Bondable Transition Property Sale Agreement dated as of January 31, 2001 between Public Service Electric and Gas Company and PSE&G Transition Funding LLC

10.2	(b)	10.2	Servicing Agreement dated as of January 31, 2001 between PSE&G Transition Funding LLC and Public Service Electric and Gas Company

10.3	(a)	10.3	Petition of PSE&G to the State of New Jersey Board of Public Utilities, dated June 8, 1999

10.4	(a)	10.4	Financing Order of the BPU issued September 17, 1999

25.1	(a)	25.1	Statement of Eligibility under the Trust Indenture Act of 1939, as amended, of The Bank of New York, as Trustee under the Indenture

31			Certification by Robert E. Busch, Chief Executive Officer and Chief Financial Officer of PSE&G Transition Funding LLC Pursuant to Rules 13a – 14 and 15d – 14 of the Securities Exchange Act of 1934

32			Certification by Robert E. Busch, Chief Executive Officer and Chief Financial Officer of PSE&G Transition Funding LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	(a)	99.1	Final BPU restructuring order issued August 24, 1999

99.2	(a)	99.2	Internal Revenue Service Private Letter Ruling pertaining to Transition Bonds

(a)	Filed by Transition Funding with Registration Statement No. 333-83635 under the Securities Act of 1933, effective January 23, 2001, relating to the issuance of $2,525,000,000 Transition Bonds.
(b)	Filed by Transition Funding with Form 8-K under the Securities Exchange Act of 1934, on February 7, 2001.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSE&G Transition Funding LLC

By	/s/ ROBERT E. BUSCH

Robert E. Busch
President, Chief Executive Officer
and Chief Financial Officer

Date: March 20, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	ROBERT E. BUSCH	President, Chief Executive Officer, Chief Financial Officer and Manager (Principal Executive Officer and Principal Financial Officer)	March 20, 2006

Robert E. Busch

/s/	MORTON A. PLAWNER	Vice President, Treasurer and Manager	March 20, 2006

Morton A. Plawner

/s/	PATRICIA A. RADO	Controller (Principal Accounting Officer)	March 20, 2006

Patricia A. Rado

/s/	R. EDWIN SELOVER	Manager	March 20, 2006

R. Edwin Selover

/s/	BENJAMIN B. ABEDINE	Manager	March 20, 2006

Benjamin B. Abedine

/s/	ORLANDO FIGUEROA	Manager	March 20, 2006

Orlando Figueroa

EXHIBIT INDEX

A listing of exhibits being filed with this document is as follows:

Exhibit Number	Document

31	Certification by Robert E. Busch, Chief Executive Officer and Chief Financial Officer of PSE&G Transition Funding LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification by Robert E. Busch, Chief Executive Officer and Chief Financial Officer of PSE&G Transition Funding LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code