Form 10-Q
period 2006-03-31
PSE&G TRANSITION FUNDING LLC
filed 2006-05-12
CIK 1091602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number	Registrant, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.

333-83635	PSE&G Transition Funding LLC	22-3672053
(A Delaware limited liability company) 80 Park Plaza – T4D P.O. Box 1171 Newark, New Jersey 07101-1171 973 297-2227 http://www.pseg.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)
(Check one):
     Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☒

 Registrant is a wholly owned subsidiary of Public Service Electric and Gas Company.

Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format authorized by General Instruction H.

i

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

          In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: state and federal legal or regulatory developments; national or regional economic conditions; market demand and prices for energy; customer conservation; distributed generation technology; weather variations affecting customer energy usage; the effect of continued electric industry restructuring; operating performance of Public Service Electric and Gas Company’s facilities and third party suppliers; and the payment patterns of customers including the rate of delinquencies.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING LLC
CONDENSED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	For the Quarters Ended March 31,

	2006	2005

OPERATING REVENUES	$67,195	$69,470
OPERATING EXPENSES
Amortization of Bondable Transition Property	31,904	31,509
Servicing and Administrative Fees	408	375

Total Operating Expenses	32,312	31,884

OPERATING INCOME	34,883	37,586
Interest Income	616	276
Interest Expense	(35,359)	(37,787)

NET INCOME	$140	$75

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING LLC
CONDENSED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash	$811	$671
Receivable from Member	55,109	58,924
Restricted Cash	12,933	14,061

Total Current Assets	68,853	73,656

Noncurrent Assets:
Restricted Cash	17,022	16,810
Bondable Transition Property	1,876,994	1,908,898
Deferred Issuance Costs	49,497	51,792
Regulatory Assets – Interest Rate Swap	6,416	11,462

Total Noncurrent Assets	1,949,929	1,988,962

TOTAL ASSETS	$2,018,782	$2,062,618

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$156,741	$154,773
Current Portion of Derivative Liability	3,312	5,540
Current Portion of Payable to Member	6,692	6,586
Payable to Affiliate	—	1,198
Accounts Payable	20	—
Accrued Interest	5,491	5,585

Total Current Liabilities	172,256	173,682

Long-Term Liabilities:
Long-Term Debt	1,745,715	1,783,974
Derivative Liability	3,104	5,922
Payable to Member	79,874	81,559
Regulatory Liability – Overcollateralization	4,397	4,185

Total Long-Term Liabilities	1,833,090	1,875,640

TOTAL LIABILITIES	2,005,346	2,049,322

MEMBER’S EQUITY
Contributed Capital	12,625	12,625
Retained Earnings	811	671

Total Member’s Equity	13,436	13,296

TOTAL LIABILITIES AND MEMBER’S EQUITY	$2,018,782	$2,062,618

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	For the Quarters Ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$140	$75
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	31,904	31,509
Amortization of Deferred Issuance Costs	2,295	2,453
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	3,815	1,461
Payable to Affiliate	(1,198)	—
Accounts Payable	20	—
Accrued Interest	(94)	(86)
Net Increase in Overcollateralization	212	212

Net Cash Provided By Operating Activities	37,094	35,624

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	916	23

Net Cash Provided By Investing Activities	916	23

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(36,291)	(34,090)
Repayment of Payable to Member	(1,579)	(1,482)
Cash Dividends Paid	—	(72)

Net Cash Used In Financing Activities	(37,870)	(35,644)

Increase in Cash and Cash Equivalents	140	3
Cash and Cash Equivalents at Beginning of Period	671	435

Cash and Cash Equivalents at End of Period	$811	$438

Interest Paid	$33,158	$35,420

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

          On December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation (Exelon), which is headquartered in Chicago, Illinois, whereby PSEG will be merged with and into Exelon. We do not expect this transaction to have any effect on our operations.

Basis of Presentation

          The Condensed Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These Condensed Financial Statements and Notes to Condensed Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2005 Annual Report on Form 10-K.

          The unaudited financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end Condensed Balance Sheet was derived from the audited financial statements included in our 2005 Annual Report on Form 10-K.

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

          The significant terms of the Bonds issued by Transition Funding, and the amounts outstanding, as of March 31, 2006 are as follows:

	Initial Principal Balance	Interest Rate	Payments Made On Bonds Through March 31, 2006	Current Portion Outstanding	Noncurrent Portion Outstanding	Final/ Expected Payment Date	Final Maturity Date

Class A-1	$105,249,914	5.46%	$105,249,914	—	—	6/17/02	—
Class A-2	368,980,380	5.74%	368,980,380	—	—	3/15/05	3/15/07
Class A-3	182,621,909	5.98%	148,313,388	34,308,521	—	6/15/06	6/15/08
Class A-4	496,606,425	LIBOR + 0.30%	—	122,432,749	374,173,676	6/15/09	6/15/11
Class A-5	328,032,965	6.45%	—	—	328,032,965	3/15/11	3/15/13
Class A-6	453,559,632	6.61%	—	—	453,559,632	6/15/13	6/15/15
Class A-7	219,688,870	6.75%	—	—	219,688,870	6/15/14	6/15/16
Class A-8	370,259,905	6.89%	—	—	370,259,905	12/15/15	12/15/17

Total	$2,525,000,000		$622,543,682	$156,741,270	$1,745,715,048

          We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(6) million as of March 31, 2006 and $(11) million as of December 31, 2005 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Condensed Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

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

Note 3. Significant Agreements and Related Party Transactions

          Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf.Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

quarter. Servicing and administrative fees paid to PSE&G for each of the quarters ended March 31, 2006 and 2005 were approximately $408 thousand and $375 thousand, respectively.

          As of March 31, 2006 and December 31, 2005, we had a receivable from our sole member, PSE&G, of approximately $55 million and $59 million, respectively, relating to TBC billings. As of March 31, 2006 and December 31, 2005 our payable to PSE&G was approximately $87 million and $88 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this payable to PSE&G for the quarters ended March 31, 2006 and 2005 was approximately $1 million and $2 million, respectively. As of December 31, 2005, we had a payable of approximately $1.2 million for funds deposited with us on behalf of our affiliate, PSE&G Transition Funding II LLC which was paid during the first quarter of 2006.

          In addition to the payments above, interest earned on funds in the Capital Subaccount is periodically dividended to PSE&G. During the quarter ended March 31, 2005, we paid dividends to PSE&G of approximately $72 thousand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Unless the context otherwise indicates, all references to “Transition Funding,” “we,” “us” or “our” herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

          Following are the significant changes in or additions to information reported in our 2005 Annual Report on Form 10–K affecting the financial condition and the results of our operations. This discussion refers to our Condensed Financial Statements (Statements) and related Notes to Condensed Financial Statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

          On December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation (Exelon), which is headquartered in Chicago, Illinois, whereby PSEG will be merged with and into Exelon. We do not expect this transaction to have any effect on our operations. Upon merger, we will remain a special purpose subsidiary of PSE&G.

          On January 31, 2001, we issued $2.525 billion of transition bonds in eight classes with maturities ranging from one year to fifteen years. The net proceeds of the issuance were utilized to acquire Public Service Electric and Gas Company’s (PSE&G) property right in the BGS transition bond charge (TBC). We use collections of the TBC to make scheduled principal and interest payments on the transition bonds and to cover any additional administrative costs.

RESULTS OF OPERATIONS

Operating Revenues

          TBC revenues decreased approximately $2 million or 3% for the quarter ended March 31, 2006 as compared to the same periods in 2005 due to a decline in the TBC rate from 2005. In January 2006, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC (exclusive of sales and use tax) decreased to 0.6586 cents per Kilowatt-hour (kWh) as compared to 0.6723 cents per kWh charged in 2005. Any increases or decreases in the TBC rate is designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to PSE&G, as servicer of the Bonds.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

          As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. Amortization of BTP increased approximately $395 thousand or 1% for the quarter ended March 31, 2006 as compared to the same period in 2005, due to decreases in revenues and decreases in interest expense. We defer any over or under collection of expense to match against future revenues.

Servicing and Administrative Fees

          PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees increased approximately $33 thousand or 9% for the quarter ended March 31, 2006 as compared to the same periods in 2005, due to increases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

          Interest Income increased approximately $340 thousand for the quarter ended March 31, 2006 as compared to the same period in 2005 primarily due to higher interest rates in 2006. The average return on investments increased to approximately 4.5% for the three months ended March 31, 2006 compared to approximately 2.5% for the three months ended March 31, 2005.

Interest Expense

          Interest expense decreased approximately $2 million or 6% for the quarter ended March 31, 2006 as compared to the same period in 2005 due primarily to a reduction in the total amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

          The principal amount of the Bonds, interest, fees and funding of the Overcollateralization account are being recovered through the TBC payable by retail customers of electricity within PSE&G’s service territory who receive electric delivery service from PSE&G. As part of PSE&G’s responsibility as servicer under the Servicing Agreement, PSE&G remits the TBC collections to the Trustee to make scheduled payments on the Bonds.

          During 2006, payments of bond principal, interest, intercompany payables and all related expenses were made by the Trustee on March 15, 2006 totaling approximately $75 million, including funding of the Capital Subaccount and the Overcollateralization account to required levels.

ITEM 3. QUALITATIVE AND QUANTITATIVE
DISCLOSURES ABOUT MARKET RISK

          There were no material changes from the disclosures in the Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of the disclosure controls and procedures as of March 31, 2006 and, based on this evaluation, has concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report.

Internal Controls

          During the first quarter of 2006, we continued to make enhancements to internal controls to enable us to maintain the effectiveness of our internal control over financial reporting as of March 31, 2006. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. It should be noted that the design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and provides reasonable assurance that the internal control system will succeed in achieving its stated objectives.

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

Date: May 12, 2006