Form 10-Q
period 2006-06-30
PSE&G TRANSITION FUNDING LLC
filed 2006-08-11
CIK 1091602

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Registrant, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.

333-83635	PSE&G Transition Funding LLC	22-3672053
(A Delaware limited liability company) 80 Park Plaza – T4D P.O. Box 1171 Newark, New Jersey 07101-1171 973 297-2227 http://www.pseg.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer ___ Accelerated filer __Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No _X_
Registrant is a wholly owned subsidiary of Public Service Electric and Gas Company.
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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING LLC

CONDENSED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

OPERATING REVENUES	$67,858	$68,082	$135,053	$137,552
OPERATING EXPENSES
Amortization of Bondable Transition Property	33,194	30,747	65,097	62,256
Servicing and Administrative Fees	404	351	812	726
Total Operating Expenses	33,598	31,098	65,909	62,982
OPERATING INCOME	34,260	36,984	69,144	74,570
Interest Income	676	337	1,292	613
Interest Expense	(34,783)	(37,231)	(70,143)	(75,018)
NET INCOME	$153	$90	$293	$165

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING LLC

CONDENSED BALANCE SHEETS

(Thousands of Dollars)

(Unaudited)

	June 30,	December 31,
ASSETS	2006	2005
Current Assets:
Cash	$936	$671
Receivable from Member	57,558	58,924
Restricted Cash	9,974	14,061
Total Current Assets	68,468	73,656

Noncurrent Assets:
Restricted Cash	17,235	16,810
Bondable Transition Property	1,843,801	1,908,898
Deferred Issuance Costs	47,240	51,792
Regulatory Assets – Interest Rate Swap	3,003	11,462
Total Noncurrent Assets	1,911,279	1,988,962
TOTAL ASSETS	$1,979,747	$2,062,618

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$158,306	$154,773
Current Portion of Derivative Liability	1,520	5,540
Current Portion of Payable to Member	6,799	6,586
Payable to Affiliate	—	1,198
Accounts Payable	9	—
Accrued Interest	5,429	5,585
Total Current Liabilities	172,063	173,682

Long-Term Liabilities:
Long-Term Debt	1,709,842	1,783,974
Derivative Liability	1,483	5,922
Payable to Member	78,160	81,559
Regulatory Liability – Overcollateralization	4,610	4,185
Total Long-Term Liabilities	1,794,095	1,875,640
TOTAL LIABILITIES	1,966,158	2,049,322

MEMBER’S EQUITY
Contributed Capital	12,625	12,625
Retained Earnings	964	671
Total Member’s Equity	13,589	13,296
TOTAL LIABILITIES AND MEMBER’S EQUITY	$1,979,747	$2,062,618

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 293	$ 165
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	65,097	62,256
Amortization of Deferred Issuance Costs	4,552	4,871
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	1,366	861
Payable to Affiliate	(1,198)	—
Accounts Payable	9	—
Accrued Interest	(156)	(179)
Net Increase in Overcollateralization	425	425
Net Cash Provided By Operating Activities	70,388	68,399

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	3,662	1,032
Net Cash Provided By Investing Activities	3,662	1,032

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(70,599)	(66,276)
Repayment of Payable to Member	(3,186)	(2,990)
Cash Dividends Paid	—	(162)
Net Cash Used In Financing Activities	(73,785)	(69,428)
Increase in Cash and Cash Equivalents	265	3
Cash and Cash Equivalents at Beginning of Period	671	435
Cash and Cash Equivalents at End of Period	$ 936	$438

Interest Paid	$ 65,719	$ 70,326

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

Basis of Presentation

The Condensed Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These Condensed Financial Statements and Notes to Condensed Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2005 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

The significant terms of the Bonds issued by Transition Funding, and the amounts outstanding, as of June 30, 2006 are as follows:

	Initial Principal Balance	Interest Rate	Payments Made on Bonds Through June 30, 2006	Current Portion Outstanding	Noncurrent Portion Outstanding	Final/ Expected Payment Date	Final Maturity Date
Class A-1	$105,249,914	5.46%	$105,249,914	—	—	6/17/02	—
Class A-2	368,980,380	5.74%	368,980,380	—	—	3/15/05	3/15/07
Class A-3	182,621,909	5.98%	182,621,909	—	—	6/15/06	6/15/08
Class A-4	496,606,425	LIBOR + 0.30%	—	158,305,642	338,300,783	6/15/09	6/15/11
Class A-5	328,032,965	6.45%	—	—	328,032,965	3/15/11	3/15/13
Class A-6	453,559,632	6.61%	—	—	453,559,632	6/15/13	6/15/15
Class A-7	219,688,870	6.75%	—	—	219,688,870	6/15/14	6/15/16
Class A-8	370,259,905	6.89%%	—	—	370,259,905	12/15/15	12/15/17
Total	$2,525,000,000		$656,852,203	$158,305,642	$1,709,842,155

We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(3) million as of June 30, 2006 and $(11) million as of December 31, 2005 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Condensed Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

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

Note 3. Significant Agreements and Related Party Transactions

Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G for each of the quarters ended June 30, 2006 and 2005 were

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

approximately $404 thousand and $351 thousand, respectively. Servicing and administrative fees paid to PSE&G for each of the six months ended June 30, 2006 and 2005 were approximately $812 thousand and $726 thousand, respectively.

As of June 30, 2006 and December 31, 2005, we had a receivable from our sole member, PSE&G, of approximately $58 million and $59 million, respectively, relating to TBC billings. As of June 30, 2006 and December 31, 2005 our payable to PSE&G was approximately $85 million and $88 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this payable to PSE&G for each of the quarters ended June 30, 2006 and 2005 was approximately $1 million. Interest Expense relating to this payable to PSE&G for each of the six months ended June 30, 2006 and 2005 was approximately $3 million. As of December 31, 2005, we had a payable of approximately $1.2 million for funds deposited with us on behalf of our affiliate, PSE&G Transition Funding II LLC which was paid during the first quarter of 2006.

In addition to the payments above, interest earned on funds in the Capital Subaccount is periodically dividended to PSE&G. During the six months ended June 30, 2005, we paid dividends to PSE&G of approximately $162 thousand.

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

RESULTS OF OPERATIONS

Operating Revenues

TBC revenues decreased less than $1 million or less than 1% and $2 million or 2% for the quarter and six months ended June 30, 2006, respectively, as compared to the same periods in 2005 due to a decline in the TBC rate from 2005. In January 2006, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC (exclusive of sales and use tax) decreased to 0.6586 cents per Kilowatt-hour (kWh) as compared to 0.6723 cents per kWh charged in 2005. Any increases or decreases in the TBC rate is designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to PSE&G, as servicer of the Bonds.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. Amortization of BTP increased approximately $2 million or 8% and $3 million or 5% for the quarter and six months ended June 30, 2006, respectively, as compared to the same period in 2005, due to decreases in Interest Expense offset by decreases in Operating Revenues. We defer any over or under collection of expense to match against future revenues.

Servicing and Administrative Fees

PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees increased approximately $53 thousand or 15% and $86 thousand or 12% for the quarter and six months ended June 30, 2006, respectively, as compared to the same periods in 2005, due to increases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

Interest Income increased approximately $339 thousand and $679 thousand for the quarter and six months ended June 30, 2006, respectively, as compared to the same period in 2005 primarily due to higher interest rates in 2006. The average return on investments increased to approximately 4.8% for the six months ended June 30, 2006 compared to approximately 2.8% for the six months ended June 30, 2005.

Interest Expense

Interest expense decreased approximately $2 million or 7% and $5 million or 7% for the quarter and six months ended June 30, 2006, respectively, as compared to the same period in 2005 due primarily to a reduction in the total amount of debt outstanding.

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

During 2006, payments of bond principal, interest, intercompany payables and all related expenses were made by the Trustee on March 15, 2006 and June 15, 2006 totaling approximately $75 million and $69 million, respectively, including funding of the Capital Subaccount and the Overcollateralization account to required levels.

ITEM 3. QUALITATIVE AND QUANTITATIVE

DISCLOSURES ABOUT MARKET RISK

There were no material changes from the disclosures in the Annual Report on Form 10-K for the year ended December 31, 2005 or the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of the disclosure controls and procedures as of June 30, 2006 and, based on this evaluation, has concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report.

Internal Controls

During the second quarter of 2006, we continued to make enhancements to internal controls. There have been no changes in our internal controls over financial reporting for the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 11, 2006