Form 10-Q
period 2006-09-30
PSE&G TRANSITION FUNDING LLC
filed 2006-11-13
CIK 1091602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING LLC
CONDENSED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

OPERATING REVENUES	$83,511	$92,838	$218,564	$230,390
OPERATING EXPENSES
Amortization of Bondable Transition Property	49,493	56,080	114,590	118,336
Servicing and Administrative Fees	395	366	1,207	1,092

Total Operating Expenses	49,888	56,446	115,797	119,428

OPERATING INCOME	33,623	36,392	102,767	110,962
Interest Income	701	396	1,993	1,009
Interest Expense	(34,149)	(36,682)	(104,292)	(111,700)

NET INCOME	$175	$106	$468	$271

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING LLC
CONDENSED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Current Assets:
Cash	$1,139	$671
Receivable from Member	65,977	58,924
Restricted Cash	10,390	14,061

Total Current Assets	77,506	73,656

Noncurrent Assets:
Restricted Cash	17,448	16,810
Bondable Transition Property	1,794,308	1,908,898
Deferred Issuance Costs	45,022	51,792
Regulatory Assets – Interest Rate Swap	5,478	11,462

Total Noncurrent Assets	1,862,256	1,988,962

TOTAL ASSETS	$1,939,762	$2,062,618

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$159,852	$154,773
Current Portion of Derivative Liability	2,610	5,540
Current Portion of Payable to Member	6,907	6,586
Payable to Affiliate	—	1,198
Accrued Interest	5,310	5,585

Total Current Liabilities	174,679	173,682

Long-Term Liabilities:
Long-Term Debt	1,667,210	1,783,974
Derivative Liability	2,868	5,922
Payable to Member	76,418	81,559
Regulatory Liability – Overcollateralization	4,823	4,185

Total Long-Term Liabilities	1,751,319	1,875,640

TOTAL LIABILITIES	1,925,998	2,049,322

MEMBER’S EQUITY
Contributed Capital	12,625	12,625
Retained Earnings	1,139	671

Total Member’s Equity	13,764	13,296

TOTAL LIABILITIES AND MEMBER’S EQUITY	$1,939,762	$2,062,618

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	For the Nine Months Ended September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$468	$271
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	114,590	118,336
Amortization of Deferred Issuance Costs	6,770	7,253
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	(7,053)	(14,280)
Payable to Affiliate	(1,198)	—
Accrued Interest	(275)	(280)
Net Increase in Overcollateralization	638	638

Net Cash Provided By Operating Activities	113,940	111,938

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	3,033	(1,922)

Net Cash Provided By (Used In) Investing Activities	3,033	(1,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(111,685)	(105,224)
Repayment of Payable to Member	(4,820)	(4,521)
Cash Dividends Paid	—	(162)

Net Cash Used In Financing Activities	(116,505)	(109,907)

Increase in Cash and Cash Equivalents	468	109
Cash and Cash Equivalents at Beginning of Period	671	435

Cash and Cash Equivalents at End of Period	$1,139	$544

Interest Paid	$97,797	$104,727

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

          As previously disclosed, on December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation providing for a merger of PSEG with and into Exelon. On September 14, 2006, PSEG received from Exelon a formal notice of termination of the Merger under the provisions of the Merger Agreement.

Basis of Presentation

          The Condensed Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These Condensed Financial Statements and Notes to Condensed Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2005 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

          The significant terms of the Bonds issued by Transition Funding, and the amounts outstanding, as of September 30, 2006 are as follows:

	Initial Principal Balance	Interest Rate	Payments Made On Bonds Through September 30, 2006	Current Portion Outstanding	Noncurrent Portion Outstanding	Final/ Expected Payment Date	Final Maturity Date

Class A-1	$105,249,914	5.46%	$105,249,914	$—	$—	6/17/02	—
Class A-2	368,980,380	5.74%	368,980,380	—	—	3/15/05	—
Class A-3	182,621,909	5.98%	182,621,909	—	—	6/15/06	—
Class A-4	496,606,425	LIBOR + 0.30%	41,085,464	159,851,845	295,669,116	6/15/09	6/15/11
Class A-5	328,032,965	6.45%	—	—	328,032,965	3/15/11	3/15/13
Class A-6	453,559,632	6.61%	—	—	453,559,632	6/15/13	6/15/15
Class A-7	219,688,870	6.75%	—	—	219,688,870	6/15/14	6/15/16
Class A-8	370,259,905	6.89%	—	—	370,259,905	12/15/15	12/15/17

Total	$2,525,000,000		$697,937,667	$159,851,845	$1,667,210,488

          We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(5) million as of September 30, 2006 and $(11) million as of December 31, 2005 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Condensed Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

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

Note 3. Significant Agreements and Related Party Transactions

          Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G for each of the quarters ended September 30, 2006 and 2005 were

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

approximately $395 thousand and $366 thousand, respectively. Servicing and administrative fees paid to PSE&G for each of the nine months ended September 30, 2006 and 2005 were approximately $1,207 thousand and $1,092 thousand, respectively.

          As of September 30, 2006 and December 31, 2005, we had a receivable from our sole member, PSE&G, of approximately $66 million and $59 million, respectively, relating to TBC billings. As of September 30, 2006 and December 31, 2005, our payable to PSE&G was approximately $83 million and $88 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this payable to PSE&G for each of the quarters ended September 30, 2006 and 2005 was approximately $1 million. Interest Expense relating to this payable to PSE&G for each of the nine months ended September 30, 2006 and 2005 was approximately $4 million. As of December 31, 2005, we had a payable of approximately $1.2 million for funds deposited with us on behalf of our affiliate, PSE&G Transition Funding II LLC, which was paid during the first quarter of 2006.

             In addition to the payments above, interest earned on funds in the Capital Subaccount is periodically dividended to PSE&G. During the nine months ended September 30, 2005, we paid dividends to PSE&G of approximately $162 thousand.

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

          As previously disclosed, on December 20, 2004, PSEG entered into an agreement and plan of merger with Exelon Corporation providing for a merger of PSEG with and into Exelon. On September 14, 2006, PSEG received from Exelon a formal notice of termination of the Merger under the provisions of the Merger Agreement.

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

RESULTS OF OPERATIONS

Operating Revenues

          TBC revenues decreased $9 million or 10% and $12 million or 5% for the quarter and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005, primarily due to KWh sales which declined 6% for the quarter and 2% for the nine months ended, decreasing revenues by approximately $7 million in each period. In addition there was a decline in the TBC rate as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC (exclusive of sales and use tax) decreased to 0.6586 cents per Kilowatt-hour (kWh) as compared to 0.6723 cents per kWh charged in 2005. The rate change accounted for a reduction of $2 million and $5 million for the quarter and nine months ended, respectively. Any increases or decreases in the TBC rate is designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to PSE&G, as servicer of the Bonds.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

          As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. Amortization of BTP decreased approximately $7 million or 12% and $4 million or 3% for the quarter and nine months ended September 30, 2006, respectively, as compared to the same period in 2005, due to decreases in Interest Expense offset by decreases in Operating Revenues. We defer any over or under collection of expense to match against future revenues.

Servicing and Administrative Fees

          PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees increased approximately $29 thousand or 8% and $115 thousand or 11% for the quarter and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005, due to increases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

          Interest Income increased approximately $305 thousand and $984 thousand for the quarter and nine months ended September 30, 2006, respectively, as compared to the same period in 2005 primarily due to higher interest rates in 2006. The average return on investments increased to approximately 5.0% for the nine months ended September 30, 2006 compared to approximately 3.0% for the nine months ended September 30, 2005.

Interest Expense

          Interest expense decreased approximately $3 million or 7% and $7 million or 7% for the quarter and nine months ended September 30, 2006, respectively, as compared to the same period in 2005 due primarily to a reduction in the total amount of debt outstanding.

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

          During 2006, payments of bond principal, interest, intercompany payables and all related expenses were made by the Trustee on March 15, 2006, June 15, 2006 and September 15, 2006, totaling approximately $72 million, $69 million and $75 million, respectively, including funding of the Capital Subaccount and the Overcollateralization account to required levels.

ITEM 3. QUALITATIVE AND QUANTITATIVE
DISCLOSURES ABOUT MARKET RISK

          There were no material changes from the disclosures in the Annual Report on Form 10-K for the year ended December 31, 2005 or the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of the disclosure controls and procedures as of September 30, 2006 and, based on this evaluation, has concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report.

Internal Controls

          There have been no changes in our internal controls over financial reporting for the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: November 13, 2006