Form 10-K
period 2006-12-31
PSE&G TRANSITION FUNDING LLC
filed 2007-03-15
CIK 1091602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
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

     On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with stated maturities ranging from one year to fifteen years, of which $1.784 billion in five classes remain outstanding as of December 31, 2006. The net proceeds of the issuance were utilized to acquire PSE&G’s property right in the TBC. The Bonds are collateralized by the BTP created under the Energy Competition Act and the related Finance Order. The BTP represents the irrevocable right to recover, through a TBC billed by PSE&G to its retail electric customers within PSE&G’s service territory, an amount sufficient to pay:

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

     Payments are made to the bondholders on a quarterly basis. Principal and interest on the Bonds and the excess issuance costs will be paid from the following sources:

  TBC collections remitted by the servicer (PSE&G) to the issuer (us);
  amounts from any third party credit enhancement;
  investment earnings on amounts held in accounts established under the indenture agreement;
  amounts payable to the issuer under any interest rate swap agreements; and
  other amounts available in the trust accounts held by the trustee.

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

     Judicial, Legislative Or Regulatory Action That May Adversely Affect Your Investment

     PSE&G has agreed to take legal or administrative actions as may be reasonably necessary to block or overturn any attempts to cause a repeal, modification or supplement to the Energy Competition Act, the BPU financing order or the rights of bondholders, and to resist proceedings of third parties, which, if successful, would result in a breach of PSE&G's representations concerning the BTP, the BPU financing order or the Energy Competition Act. However, there is no assurance that any action PSE&G takes would be successful.

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

     The Energy Competition Act Might Be Overturned By the Federal Government Without Full Compensation. In the past, bills have been introduced in Congress prohibiting the recovery of stranded costs, and Congress could negate the existence or reduce the value of the BTP. Even if this preemption of the Energy Competition Act or the BPU financing order by the federal government were considered a "taking" under the U.S. Constitution for which the government had to pay just compensation to bondholders, there is no assurance that this compensation would be sufficient to pay principal of and interest on the Bonds on a timely basis.

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

     To our knowledge, no cases addressing these issues in the context of Bonds have been decided. There have been cases in which courts have applied the contract clause of the United States (U.S.) Constitution and parallel state constitutional provisions to strike down legislation reducing or eliminating taxes, parkway tolls, public charges or other sources of revenues servicing bonds issued by public instrumentalities or private issuers, or otherwise reducing or eliminating the security for bonds. Contracts of a state, such as the State Pledge, receive greater protection under federal law than private contracts. Based upon this case law, under the contract clause of the U.S. Constitution, and under the contract clause of the New Jersey Constitution, the State of New Jersey, including the BPU, could not take any action of a legislative character, including the repeal or amendment of the Energy Competition Act, that would substantially limit, alter or impair the BTP or other rights vested in the bondholders pursuant to the BPU financing order, or substantially limit, alter, impair or reduce the value or amount of the BTP, unless that action is (in the context of the State Pledge as a contract of the State) a reasonable exercise of the State of New Jersey's sovereign powers and of a character reasonable and appropriate to the public purpose justifying that action. For example, notwithstanding the State Pledge, it might be possible for the New Jersey legislature, without violating the contract clause of the U.S. Constitution or the contract clause of the New Jersey Constitution, to amend the Energy Competition Act in a manner which temporarily limits the rights of the bondholders in order to serve a significant and legitimate public purpose, such as responding to a national or regional catastrophe affecting PSE&G's service area generally.

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

     PSE&G, as servicer, is required to file with the BPU, on behalf of us, periodic adjustments of the TBC, intended to provide for timely payment of the Bonds, including scheduled payments of principal. The BPU may challenge PSE&G's calculation of a proposed adjustment, which may cause delay, or refuse to permit an adjustment to take effect, on the ground that the adjustment contains a manifest error; that is, an arithmetic error evident on the face of the filing. Any such delay in the implementation of the adjustment could cause a delay in the payments on the Bonds. PSE&G has agreed to take legal or administrative actions, including instituting and prosecuting legal actions, as may be reasonably necessary to block or overturn any attempts to cause a repeal, modification or supplement to the Energy Competition Act, or the BPU financing order, or the letter to be delivered by PSE&G to the BPU within five business days following issuance of each series of Bonds specifying the terms of that series (referred to as an issuance advice letter), or the rights of bondholders. PSE&G has also agreed to resist proceedings of third parties, which, if successful, would result in a breach of its representations concerning the BTP, the BPU financing order or the Energy Competition Act. However, there is no assurance that any action PSE&G takes would be successful.

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

     Billing and Collection Practices Might Reduce the Collections Available for Payments on the Bonds. The methodology of determining the amount of the TBC to each consumer is specified in the BPU financing order. Although PSE&G may not change this methodology, PSE&G, as servicer, may set, and may change, its own billing and collection arrangements with each consumer. For example, to recover part of an outstanding electricity bill, PSE&G may agree to extend a consumer's payment schedule or to write off the remaining portion of the bill. Similarly, the BPU may require changes to these practices. Under the methodology specified in the BPU financing order, this might result in an extension of the consumer's payment of TBCs. Thus, any changes in billing and collection practices or regulations might make it more difficult for the servicer to collect the TBC, and might adversely affect the value of the Bonds and their weighted average lives.

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

     Commingling Might Obstruct Access to a Portion of Our Funds In Case of Bankruptcy of PSE&G. PSE&G will not segregate the TBCs from the other funds it collects from its consumers. The TBCs will be segregated only after PSE&G pays them to the trustee. PSE&G will be permitted to remit collections on a monthly basis only if it has the requisite credit ratings from the rating agencies or provides credit enhancement satisfactory to the rating agencies or otherwise obtains rating agency approval regarding how frequently it remits collections. Otherwise, PSE&G will be required to remit collections within two business days of the estimated collection date. Despite these requirements, PSE&G might fail to pay the full amount of the TBCs to the trustee on a timely basis.

     The Energy Competition Act provides that our rights to the BTP are not affected by the commingling of these funds with PSE&G's other funds. In a bankruptcy of PSE&G, however, a bankruptcy court might rule that federal bankruptcy law does not recognize our right to TBCs that are commingled with other funds of PSE&G as of the date of bankruptcy. If so, the collections held by PSE&G as of the date of bankruptcy would not be available to pay amounts owing on the Bonds. In this case, we would have a general unsecured claim against PSE&G for those amounts.

     Bankruptcy of PSE&G Might Impair the Operation of the Energy Competition Act. The Energy Competition Act and the BPU financing order provide that as a matter of New Jersey state law:

  BTP constitutes presently existing property of PSE&G for all purposes;
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

     PSE&G and we will treat the transaction as a sale under applicable law, although for financial reporting and federal and state tax purposes the Bonds will be treated as a financing. In the event of a bankruptcy of PSE&G, a party in interest in the bankruptcy might assert that the sale of the BTP to the issuer was a financing transaction and not a "sale or other absolute transfer" and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position.

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

     We or Another Entity May Issue Additional Series of Bonds Whose Holders Have Conflicting Interests. We may issue other series of Bonds without your prior review or approval. These series may include terms unique to that particular series. A new series of Bonds may not be issued if it would result in the credit ratings on any outstanding series of Bonds being reduced or withdrawn. Moreover, PSE&G may sell BTP to one or more entities other than us to secure a new series of Bonds. In that case, PSE&G will need to obtain a separate financing order, which will specify an additional amount of bondable transition charges to be collected from consumers for the additional series of Bonds. Any additional series of Bonds issued by the us or another entity will have an equal right to share in TBC collections with your Bonds. Sharing collections could cause delays in payments on your Bonds.

     In addition, some matters may require the vote of the holders of all series and classes of Bonds. Your interests in these votes may conflict with the interests of the bondholders of another series or of another class. Thus, these votes could result in an outcome unfavorable to you.

     The Ratings Do Not Assess the Expected Rate of Payment of Principal on the Bonds. The Bonds will be rated by one or more established rating agencies. The ratings merely analyze the probability that the we will repay the total principal balance of each class of the Bonds at its final maturity and will make timely interest payments. The ratings do not otherwise assess the speed at which we will repay the principal of the Bonds. Thus, we may repay the principal of your Bonds later than you expect, which may materially reduce the value of your investment. A rating is not a recommendation to buy, sell or hold Bonds. The rating may change at any time. A rating agency may revise or withdraw its rating based solely upon its own judgment.

     PSE&G's Obligation to Indemnify Us for a Breach of a Representation or Warranty Might Not Be Sufficient to Protect Your Investment. If PSE&G breaches a representation or warranty in the sale agreement, it is obligated to indemnify us and the trustee for any liabilities, obligations, claims, actions, suits or payments resulting from that breach, as well as any reasonable costs and expenses incurred. In addition, PSE&G is obligated to indemnify us and the trustee, for itself and on behalf of the bondholders, for:

  required payments of principal and interest on the Bonds in accordance with their terms and required deposits of amounts with us,

in each case, required to have been made, which are not made when so required as a result of a breach of a representation or warranty.

     However, the amount of any indemnification paid by the seller might not be sufficient for you to recover all of your loss on the Bonds. PSE&G will not be obligated to indemnify any party for any changes of law. In addition, PSE&G will not be obligated to repurchase the collateral in the event of a breach of any of its representations and warranties, and neither the trustee nor the bondholders will have the right to accelerate payments on the Bonds as a result of a breach of any of PSE&G's representations and warranties, absent an event of default under the indenture. If PSE&G becomes obligated to indemnify bondholders, the ratings on the Bonds will likely be downgraded as a result of the circumstances causing the breach and the fact that the bondholders will be unsecured creditors of PSE&G with respect to any of those indemnification amounts.

     PSE&G's Ratings Might Affect the Market Value of the Bonds. A downgrading of the credit ratings on the debt of PSE&G might have an adverse effect, at least temporarily, on the market value of your Bonds.

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

     On December 20, 2004, PSEG entered into an Agreement and Plan of Merger (Merger Agreement) with Exelon Corporation (Exelon) providing for a merger of PSEG with and into Exelon (Merger). On September 14, 2006, PSEG received from Exelon a formal notice of termination of the Merger under the provisions of the Merger Agreement. The termination has not affected our operations.

     The following analysis of our financial condition and results of operations is in an abbreviated format pursuant to General Instruction I of Form 10-K. Such analysis should be read in conjunction with the Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

Operating Revenues

     Transition Bond Charge (TBC) revenues decreased approximately $14 million or 5% for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to a 3% decrease in sales volume combined with the decline in the TBC rate from 2005. In January 2006, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC rate decreased to 0.6586 cents per Kilowatt-hour (kWh) from 0.6723 cents per kWh in 2005.

      As a result of the annual true-up approved by the BPU in January 2007, the TBC rate for 2007 decreased from 0.6586 cents per kWh to 0.6405 cents per kWh. Any increases or decreases in the TBC rate are designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to Public Service Electric & Gas Company (PSE&G), as servicer of the bonds.

      TBC revenues increased approximately $6 million or 2% for the year ended December 31, 2005 as compared to the year ended December 31, 2004 due to a 3% growth in sales volume paritially offset by the decline in the TBC rate from 2004. In January 2005, as a result of the annual true-up approved by the BPU, the TBC rate decreased to 0.6723 cents per kWh from 0.6862 cents per kWh in 2004.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

      Amortization of BTP decreased approximately $3 million or 2% for the year ended December 31, 2006 as compared to the year ended December 31, 2005, primarily due to the changes in Operating Revenues and Interest Expense. As a regulated entity, we amortize an amount equal to what we record as revenue for the portion of the TBC relating to the BTP.

      Amortization of BTP increased approximately $16 million or 12% for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily due to the changes in Operating Revenues and Interest Expense.

Servicing and Administrative Fees

      PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees increased $114 thousand or 8% for the year ended December 31, 2006 as compared to the year ended December 31, 2005, due to increases in administrative expenses billed to us by the Servicer, PSE&G.

     Servicing and Administrative Fees decreased $41 thousand or 3% for the year ended December 31, 2005 as compared to the year ended December 31, 2004, due to decreases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

      Interest Income increased approximately $1,180 thousand or 75% for the year ended December 31, 2006 as compared to the year ended December 31, 2005, primarily due to higher interest rates and higher average cash balances in 2006.

     Interest Income increased approximately $972 thousand or 162% for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily due to higher interest rates and higher average cash balances in 2005

Interest Expense

      Interest expense decreased approximately $10 million or 7% for the year ended December 31, 2006 as compared to the year ended December 31, 2005, due to a reduction in the total amount of debt outstanding.

      Interest expense decreased approximately $9 million or 6% for the year ended December 31, 2005 as compared to the year ended December 31, 2004, due to a reduction in the total amount of debt outstanding.

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

      During 2006, all required payments of bond principal, interest and all related expenses were made by the Trustee on March 15, 2006, June 15, 2006, September 15, 2006 and December 15, 2006 totaling approximately $72 million, $69 million, $75 million and $77 million, respectively, including funding of the Capital Subaccount and the Overcollateralization account to required levels. During 2005, payments of bond principal, interest and all related expenses were made by the Trustee on March 15, 2005, June 15, 2005, September 15, 2005 and December 15, 2005 totaling approximately $72 million, $69 million, $75 million and $77 million, respectively. These payments were primarily funded from our TBC collections and interest earned on those funds. Also in 2005, cash dividends of $162 thousand were paid to PSE&G.

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

     The market risk inherent in our Bonds is the potential loss arising from adverse changes in interest rates. We have entered into an interest rate swap on our sole class (Class A-4) of floating rate Bonds (see Note 2. The Bonds). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875% . Any gain or loss on this financial instrument will be recovered from or refunded to PSE&G’s customers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and Board of Managers of
PSE&G Transition Funding LLC:

We have audited the accompanying balance sheets of PSE&G Transition Funding LLC (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, member’s equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

March 14, 2007

PSE&G TRANSITION FUNDING LLC
STATEMENTS OF INCOME
(THOUSANDS)

	For the Years Ended
		December 31,
	2006	2005	2004

OPERATING REVENUES	$284,424	$298,111	$292,261

OPERATING EXPENSES
Amortization of Bondable	147,248	150,102	134,328
Transition Property
Servicing and Administrative Fees	1,570	1,456	1,497
Total Operating Expenses	148,818	151,558	135,825
OPERATING INCOME	135,606	146,553	156,436
Interest Income	2,752	1,572	600
Interest Expense	(137,714)	(147,727)	(156,874)
NET INCOME	$644	$398	$162

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING LLC
BALANCE SHEETS
(THOUSANDS)

	December 31,	December 31,
ASSETS	2006	2005
Current Assets:
Cash	$1,315	$671
Receivable from Member	54,974	58,924
Restricted Cash	11,347	14,061
Total Current Assets	67,636	73,656

Noncurrent Assets:
Restricted Cash	17,661	16,810
Bondable Transition Property	1,761,650	1,908,898
Deferred Issuance Costs	42,852	51,792
Regulatory Assets – Interest Rate Swap	4,241	11,462
Total Noncurrent Assets	1,826,404	1,988,962
TOTAL ASSETS	$1,894,040	$2,062,618

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$161,394	$154,773
Current Portion of Derivative Liability	2,332	5,540
Current Portion of Payable to Member	7,017	6,586
Payable to Affiliate	—	1,198
Accrued Interest	5,185	5,585
Total Current Liabilities	175,928	173,682

Long-Term Liabilities:
Long-Term Debt	1,622,580	1,783,974
Derivative Liability	1,909	5,922
Payable to Member	74,647	81,559
Regulatory Liability – Overcollateralization	5,036	4,185
Total Long-Term Liabilities	1,704,172	1,875,640
TOTAL LIABILITIES	1,880,100	2,049,322

MEMBER’S EQUITY
Contributed Capital	12,625	12,625
Retained Earnings	1,315	671
Total Member’s Equity	13,940	13,296
TOTAL LIABILITIES AND MEMBER’S EQUITY	$1,894,040	$2,062,618

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING LLC
STATEMENTS OF CASH FLOWS
(THOUSANDS)

	For the Years Ended December 31,

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$644	398	$162
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	147,248	150,102	134,328
Amortization of Deferred Issuance Costs	8,940	9,592	10,184
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	3,950	50	(1,053)
Restricted Cash	2,714	(8,364)	(2,840)
Payable to Affiliate	(1,198)	1,198	—
Accrued Interest	(400)	(386)	32
Net Increase in Overcollateralization	851	851	852
Net Cash Provided by Operating Activities	162,749	153,441	141,665

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	(851)	(851)	(852)
Net Cash Used in Investing Activities	(851)	(851)	(852)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(154,773)	(146,113)	(137,361)
Repayment of Payable to Member	(6,481)	(6,079)	(3,290)
Cash Dividends Paid	—	(162)	(434)
Net Cash Used in Financing Activities	(161,254)	(152,354)	(141,085)
Increase (Decrease) in Cash and Cash Equivalents	644	236	(272)
Cash and Cash Equivalents at Beginning of Period	671	435	707
Cash and Cash Equivalents at End of Period	$1,315	$671	$435

Interest Paid	$129,174	$138,521	$146,658

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING LLC
STATEMENTS OF MEMBER’S EQUITY
(THOUSANDS)

	Contributed Capital	Retained Earnings	Total

Balance as of January 1, 2004	$12,625	$707	$13,332
Net Income	—	162	162
Dividends Paid	—	(434)	(434)
Balance as of December 31, 2004	12,625	435	13,060
Net Income	—	398	398
Dividends Paid	—	(162)	(162)
Balance as of December 31, 2005	12,625	671	13,296
Net Income	—	644	644
Balance as of December 31, 2006	$12,625	$1,315	$13,940

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

      On December 20, 2004, PSEG entered into an Agreement and Plan of Merger (Merger Agreement) with Exelon Corporation (Exelon) providing for a merger of PSEG with and into Exelon (Merger). On September 14, 2006, PSEG received from Exelon a formal notice of termination of the Merger under the provisions of the Merger Agreement.

Basis of Presentation

      The financial statements included herein have been prepared pursuant to Generally Accepted Accounting Principles in the United States of America (GAAP) and the rules and regulations of the SEC.

Significant Accounting Policies

     Accounting for the Effects of Regulation

     The application of GAAP by us as a regulated entity differs in certain respects from applications by non-regulated businesses. We prepare our financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a rate regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, we have deferred certain costs, which will be amortized over various future periods.

NOTES TO FINANCIAL STATEMENTS

     Cash

     Cash consists primarily of highly liquid marketable securities and money market funds.

     Restricted Cash

     Revenues collected through the TBC by PSE&G from its retail electric customers are remitted to the Trustee and must be used to pay the principal, interest and other expenses associated with the Bonds and are classified as Restricted Cash in Current Assets on the Balance Sheet. In addition, as required by the Finance Order, we deposited an amount equal to 0.5% of the initial principal amount of the bonds, which was contributed by PSE&G, into the Capital Subaccount with the Trustee to be drawn in the event collections and other reserve funds are insufficient to make scheduled payments. The funds deposited into the Capital Subaccount and the Overcollateralization Account, discussed below, are classified as Restricted Cash in Noncurrent Assets on the Balance Sheet.

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

     Regulatory Liabilities – Overcollateralization

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

NOTES TO FINANCIAL STATEMENTS

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

Note 2. The Bonds

     On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with stated maturities ranging from one year to fifteen years, of which $1.784 billion in five classes remain outstanding as of December 31, 2006. The fair value of the bonds was $1.907 billion as of December 31, 2006. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

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

     The significant terms of the Bonds issued by Transition Funding as of December 31, 2006 are as follows:

			Payments
	Initial		Made On	Current	Noncurrent	Final/	Final
	Principal	Interest	Bonds Through	Portion	Portion	Expected	Maturity
	Balance	Rate	December 31, 2006	Outstanding	Outstanding	Payment Date	Date
Class A-1	$105,249,914	5.46%	$105,249,914	$—	$—	6/17/02	—
Class A-2	368,980,380	5.74%	368,980,380	—	—	3/15/05	—
Class A-3	182,621,909	5.98%	182,621,909	—	—	6/15/06	—
Class A-4	496,606,425	LIBOR + 0.30%	84,174,239	161,393,657	251,038,529	6/15/09	6/15/11
Class A-5	328,032,965	6.45%	—	—	328,032,965	3/15/11	3/15/13
Class A-6	453,559,632	6.61%	—	—	453,559,632	6/15/13	6/15/15
Class A-7	219,688,870	6.75%	—	—	219,688,870	6/15/14	6/15/16
Class A-8	370,259,905	6.89%	—	—	370,259,905	12/15/15	12/15/17
Total	$2,525,000,000		$741,026,442	$161,393,657	$1,622,579,901

      During the years ended December 31, 2006 and 2005, Transition Funding made principal payments on the bonds of $155 million and $146 million, respectively.

NOTES TO FINANCIAL STATEMENTS

      We expect to make principal payments of approximately $161 million, $169 million, $178 million, $186 million and $195 million for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

      We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875% . The notional amount of the interest rate swap is $497 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap, which was approximately $(4) million as of December 31, 2006 and $(11) million as of December 31, 2005, was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

      We incurred approximately $230 million in issuance costs, $125 million of which were included in BTP with the balance in deferred issuance costs, in connection with the securitization transaction, including $201 million of costs of a hedging arrangement as permitted by the Finance Order. Costs in excess of the $125 million of transaction costs provided for in the Finance Order were paid by PSE&G and are being recovered on a subordinated basis by us through the TBC and remitted to PSE&G with interest at a rate of 6.48% .

Note 3. Significant Agreements and Related Party Transactions

      Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G were approximately $1.6 million for the year ended December 31, 2006 and approximately $1.5 million for each of the years ended December 31, 2005 and 2004.

      As of December 31, 2006 and December 31, 2005, we had a receivable from our member, PSE&G, of approximately $55 million and $59 million, respectively, related to TBC billings. As of December 31, 2006 and December 31, 2005 our payable to our member was approximately $82 million and $88 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this payable to PSE&G for each of the years ended December 31, 2006, 2005 and 2004 was approximately $6 million. As of December 31, 2005, we had a payable of approximately $1.2 million for funds deposited with us on behalf of our affiliate, PSE&G Transition Funding II LLC which was paid during the first quarter of 2006.

     In addition to the payments above, interest earned on funds in the Capital Subaccount is periodically dividended to PSE&G. No dividends were paid in 2006. During 2005 and 2004, we paid dividends of approximately $162 thousand and $434 thousand, respectively, to PSE&G.

Note 4. Selected Quarterly Data (Unaudited)

The information shown below, in the opinion of Transition Funding includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts.

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
				(Thousands)
Operating Revenues	$67,195	$69,470	$67,858	$68,082	$83,511	$92,838	$65,860	$67,721
Operating Income	34,883	37,586	34,260	36,984	33,623	36,392	32,840	35,591
Net Income	140	75	153	90	175	106	176	127

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of the disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2006 and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this annual report.

Internal Controls

     There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Statements of Income for the years ended December 31, 2006, 2005 and 2004 on page 12.

Balance Sheets as of December 31, 2006 and 2005 on page 13.

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 on page 14.

Statements of Member’s Equity for the years ended December 31, 2006, 2005 and 2004 on page 15.

Notes to Financial Statements on pages 16 through 19.

(B)
A listing of exhibits being filed with this document is as follows. Certain Exhibits previously filed with the Commission and the appropriate securities exchanges are indicated as set forth below. Such Exhibits are not being refiled, but are included because inclusion is desirable for convenient reference.

Exhibit Number
This	Previous
Filing	Filing
1.1	(b)	1.1	Underwriting Agreement dated as of January 25, 2001 among Public Service Electric and Gas Company, PSE&G Transition Funding LLC and Lehman Brothers, Inc., on behalf of itself and as the representative of the several underwriters named therein

3.1	(a)	4.1	Limited Liability Company Agreement of PSE&G Transition Funding LLC

3.1.1	(b)	4.1.1	Form of Amended and Restated Limited Liability Company Agreement of PSE&G Transition Funding LLC dated as of January 31, 2001

3.2	(a)	4.2	Certificate of Formation of PSE&G Transition Funding LLC

3.2.1	(b)	4.2.1	Form of Amended and Restated Certificate of Formation of PSE&G Transition Funding LLC dated as of January 25, 2001, which was filed with the Delaware Secretary of State's Office on January 26, 2001

4.1	(a)	4.3	Form of Indenture

4.1.1	(b)	4.3.1	Indenture dated as of January 31, 2001 between PSE&G Transition Funding LLC and The Bank of New York

4.1.2	(b)	4.3.2	Series Supplement dated as of January 31, 2001 between PSE&G Transition Funding LLC and The Bank of New York

4.2	(a)	4.4	Form of Transition Bonds

10.1	(b)	10.1	Bondable Transition Property Sale Agreement dated as of January 31, 2001 between Public Service Electric and Gas Company and PSE&G Transition Funding LLC

10.2	(b)	10.2	Servicing Agreement dated as of January 31, 2001 between PSE&G Transition Funding LLC and Public Service Electric and Gas Company

10.3	(a)	10.3	Petition of PSE&G to the State of New Jersey Board of Public Utilities, dated June 8, 1999

10.4	(a)	10.4	Financing Order of the BPU issued September 17, 1999

25.1	(a)	25.1	Statement of Eligibility under the Trust Indenture Act of 1939, as amended, of The Bank of New York, as Trustee under the Indenture

31a			Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G Transition Funding LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31b			Certification by Morton A. Plawner, Chief Financial Officer of PSE&G Transition Funding LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32a			Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G Transition Funding LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32b			Certification by Morton A. Plawner, Chief Financial Officer of PSE&G Transition Funding LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	(a)	99.1	Final BPU restructuring order issued August 24, 1999

99.2	(a)	99.2	Internal Revenue Service Private Letter Ruling pertaining to Transition Bonds

(a)	Filed by Transition Funding with Registration Statement No. 333-83635 under the Securities Act of 1933, effective January 23, 2001, relating to the issuance of $2,525,000,000 Transition Bonds.

(b)	Filed by Transition Funding with Form 8-K under the Securities Exchange Act of 1934, on February 7, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSE&G Transition Funding LLC

	By	/s/ THOMAS M. O’FLYNN
Thomas M. O’Flynn
President and Chief Executive Officer

Date: March 14, 2007

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	THOMAS M. O’FLYNN	President and Chief Executive Officer	March 14, 2007
	Thomas M. O’Flynn	(Principal Executive Officer)

/s/	MORTON A. PLAWNER	Vice President, Chief Financial	March 14, 2007
	Morton A. Plawner	Officer, Treasurer and Manager
(Principal Financial Officer)

/s/	DEREK M. DIRISIO	Controller	March 14, 2007
	Derek M. DiRisio	(Principal Accounting Officer)

/s/	R. EDWIN SELOVER	Manager	March 14, 2007
R. Edwin Selover

/s/	BENJAMIN B. ABEDINE	Manager	March 14, 2007
Benjamin B. Abedine

EXHIBIT INDEX

A listing of exhibits being filed with this document is as follows:

Exhibit Number	Document

31a	Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G
Transition Funding LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities
Exchange Act of 1934

31b	Certification by Morton A. Plawner, Chief Financial Officer of PSE&G
Transition Funding LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities
Exchange Act of 1934

32a	Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G
Transition Funding LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of
the United States Code

32b	Certification by Morton A. Plawner, Chief Financial Officer of PSE&G
Transition Funding LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of
the United States Code