Form 10-Q
period 2007-06-30
PSE&G TRANSITION FUNDING LLC
filed 2007-08-10
CIK 1091602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address, and Telephone Number	Identification No.
333-83635	PSE&G Transition Funding LLC	22-3672053
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

Yes   X      No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.) (Check one):

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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING LLC
CONDENSED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
OPERATING REVENUES	$67,865	$67,858	$134,506	$135,053
OPERATING EXPENSES
Amortization of Bondable Transition Property	35,974	33,194	70,107	65,097
Servicing and Administrative Fees	378	404	800	812
Total Operating Expenses	36,352	33,598	70,907	65,909
OPERATING INCOME	31,513	34,260	63,599	69,144
Interest Income	693	676	1,405	1,292
Interest Expense	(32,025)	(34,783)	(64,644)	(70,143)
NET INCOME	$181	$153	$360	$293

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING LLC
CONDENSED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$1,675	$1,315
Receivable from Member	56,092	54,974
Restricted Cash	6,729	11,347
Total Current Assets	64,496	67,636

Noncurrent Assets:
Restricted Cash	18,086	17,661
Bondable Transition Property	1,691,543	1,761,650
Deferred Issuance Costs	38,651	42,852
Regulatory Assets – Interest Rate Swap	2,133	4,241
Total Noncurrent Assets	1,750,413	1,826,404
TOTAL ASSETS	$1,814,909	$1,894,040

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$165,101	$161,394
Current Portion of Derivative Liability	1,486	2,332
Current Portion of Payable to Member	7,243	7,017
Accrued Interest	4,909	5,185
Total Current Liabilities	178,739	175,928

Long-Term Liabilities:
Long-Term Debt	1,544,741	1,622,580
Derivative Liability	647	1,909
Payable to Member	71,021	74,647
Regulatory Liability – Overcollateralization	5,461	5,036
Total Long-Term Liabilities	1,621,870	1,704,172
TOTAL LIABILITIES	1,800,609	1,880,100

MEMBER’S EQUITY
Contributed Capital	12,625	12,625
Retained Earnings	1,675	1,315
Total Member’s Equity	14,300	13,940
TOTAL LIABILITIES AND MEMBER’S EQUITY	$1,814,909	$1,894,040

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$360	$293
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	70,107	65,097
Amortization of Deferred Issuance Costs	4,201	4,552
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	(1,118)	1,366
Restricted Cash	4,618	4,087
Payable to Affiliate	—	(1,198)
Accounts Payable	—	9
Accrued Interest	(276)	(156)
Net Increase in Overcollateralization	425	425
Net Cash Provided By Operating Activities	78,317	74,475

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	(425)	(425)
Net Cash Used In Investing Activities	(425)	(425)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(74,132)	(70,599)
Repayment of Payable to Member	(3,400)	(3,186)
Net Cash Used In Financing Activities	(77,532)	(73,785)
Increase in Cash and Cash Equivalents	360	265
Cash and Cash Equivalents at Beginning of Period	1,315	671
Cash and Cash Equivalents at End of Period	$1,675	$936

Interest Paid	$60,719	$65,719

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

Basis of Presentation

     The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These condensed financial statements and notes to condensed financial statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2006 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

     Under applicable law, the Bonds are not an obligation of PSE&G or secured by the assets of PSE&G, but rather the Bonds are only recourse to us and are collateralized on a pro rata basis by the BTP and our equity and assets. TBC collections are deposited at least monthly by PSE&G with the Trustee and are used to pay our expenses,

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED

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

     The significant terms of the Bonds issued by Transition Funding, and the amounts outstanding, as of June 30, 2007 are as follows:

			Payments			Final/
	Initial		Made On	Current	Noncurrent	Expected	Final
	Principal	Interest	Bonds Through	Portion	Portion	Payment	Maturity
Class	Balance	Rate	June 30, 2007	Outstanding	Outstanding	Date	Date
A-1	$105,249,914	5.46%	$105,249,914	$—	$—	6/17/02	—
A-2	368,980,380	5.74%	368,980,380	—	—	3/15/05	3/15/07
A-3	182,621,909	5.98%	182,621,909	—	—	6/15/06	6/15/08
A-4	496,606,425	LIBOR + 0.30%	158,305,642	165,101,426	173,199,357	6/15/09	6/15/11
A-5	328,032,965	6.45%	—	—	328,032,965	3/15/11	3/15/13
A-6	453,559,632	6.61%	—	—	453,559,632	6/15/13	6/15/15
A-7	219,688,870	6.75%	—	—	219,688,870	6/15/14	6/15/16
A-8	370,259,905	6.89%	—	—	370,259,905	12/15/15	12/15/17
Total	$2,525,000,000		$815,157,845	$165,101,426	$1,544,740,729

     We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875% . The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(2) million as of June 30, 2007 and $(4) million as of December 31, 2006 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the condensed balance sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

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

Note 3. Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G for each of the quarters ended June 30, 2007 and 2006 were approximately $378 thousand and $404 thousand, respectively. Servicing and administrative fees paid to PSE&G for each of the six months ended June 30, 2007 and 2006 were approximately $800 thousand and $812 thousand, respectively.

     As of June 30, 2007 and December 31, 2006, we had a receivable from our sole member, PSE&G, of approximately $56 million and $55 million, respectively, relating to TBC billings. As of June 30, 2007 and December 31, 2006 our payable to PSE&G was approximately $78 million and $82 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this payable to PSE&G for each of the quarters ended June 30, 2007 and 2006 was approximately $2 million. Interest Expense relating to this payable to PSE&G for each of the six months ended June 30, 2007 and 2006 was approximately $3 million.

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

RESULTS OF OPERATIONS

Operating Revenues

     TBC revenues increased approximately $7 thousand for the quarter ended June 30, 2007 as compared to the same period in 2006 primarily due to increases in Kilowatt-hour (kWh) sales and partially offset by a decline in the TBC rate from 2006. TBC Revenues decreased approximately $547 thousand or 1% for the six months ended June 30, 2007 as compared to the same period in 2006, primarily due to a decline in the TBC rate from 2006 and partially offset by increases in kWh sales. In January 2007, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC (exclusive of sales and use tax) decreased to 0.6405 cents per kWh as compared to 0.6586 cents per kWh charged in 2006. Any increases or decreases in the TBC rate is designed to maintain the capital subaccount and the overcollateralization subaccount at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to PSE&G, as servicer of the Bonds.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

     As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. Amortization of BTP increased approximately $3 million or 8% and $5 million or 8% for the quarter and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due to decreases in revenues and decreases in interest expense. We defer any over or under collection of expense to match against future revenues.

Servicing and Administrative Fees

     PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased approximately $26 thousand or 6% and $12 thousand or 1% for the quarter and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due to decreases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

     Interest Income increased approximately $17 thousand or 3% and $113 thousand or 9% for the quarter and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 primarily due to higher interest rates in 2007. The average return on investments increased to approximately 5.4% for the six months ended June 30, 2007 compared to approximately 4.8% for the six months ended June 30, 2006.

Interest Expense

     Interest expense decreased approximately $3 million or 8% and $5 million or 8% for the quarter and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 due primarily to a reduction in the total amount of debt outstanding.

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

     Payments of bond principal, interest, intercompany payables and all related expenses were made by the Trustee on March 15, 2007 and June 15, 2007 totaling approximately $71 million and $68 million, respectively, including funding of the capital subaccount and the overcollateralization subaccount to required levels.

ITEM 3. QUALITATIVE AND QUANTITATIVE
DISCLOSURES ABOUT MARKET RISK

     There were no material changes from the disclosures in the Annual Report on Form 10-K for the year ended December 31, 2006 or the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and the Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and the Chief Executive Officer. The committee monitors and evaluates the effectiveness of the disclosure controls and procedures. The Chief Financial Officer and the Chief Executive Officer have evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2007 and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report.

Internal Controls

     There have been no changes in internal control over financial reporting that occurred during the first six months of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Electric Discount and Energy Competition Act (Competition Act)

     On April 23, 2007, we and PSE&G were served with a copy of a purported class action complaint (Complaint) challenging the constitutional validity of certain provisions of New Jersey’s Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of the transition bond charge (TBC) of Transition Funding, as well as recovery of TBC amounts previously collected. Notice of the filing of the Complaint was also provided to New Jersey’s Attorney General. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional. On July 9, 2007, the same plaintiff filed an amended complaint to also seek injunctive relief from continued collection of related taxes as well as recovery of such taxes previously collected and also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same charges. Preliminary review indicates the claim is without merit. We and PSE&G filed a motion to dismiss the amended complaint (or in the alternative for summary judgment) on July 30, 2007, and will vigorously defend the matter.

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

Date: August 10, 2007