Form 10-Q
period 2007-09-30
PSE&G TRANSITION FUNDING LLC
filed 2007-11-09
CIK 1091602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

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

Yes    X     No _____

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.) (Check one):

Large accelerated filer _____               Accelerated filer _____                Non-accelerated filer    X

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes _____  No    X

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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING LLC
CONDENSED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
OPERATING REVENUES	$80,844	$83,511	$215,350	$218,564
OPERATING EXPENSES
Amortization of Bondable Transition Property	49,567	49,493	119,674	114,590
Servicing and Administrative Fees	379	395	1,179	1,207
Total Operating Expenses	49,946	49,888	120,853	115,797
OPERATING INCOME	30,898	33,623	94,497	102,767
Interest Income	675	701	2,080	1,993
Interest Expense	(31,388)	(34,149)	(96,032)	(104,292)
NET INCOME	$185	$175	$545	$468

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING LLC
CONDENSED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$1,860	$1,315
Receivable from Member	63,555	54,974
Restricted Cash	6,305	11,347
Total Current Assets	71,720	67,636

Noncurrent Assets:
Restricted Cash	18,299	17,661
Bondable Transition Property	1,641,976	1,761,650
Deferred Issuance Costs	36,614	42,852
Regulatory Assets – Interest Rate Swap	2,928	4,241
Total Noncurrent Assets	1,699,817	1,826,404
TOTAL ASSETS	$1,771,537	$1,894,040

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$167,060	$161,394
Current Portion of Derivative Liability	1,937	2,332
Current Portion of Payable to Member	7,358	7,017
Accrued Interest	4,689	5,185
Total Current Liabilities	181,044	175,928

Long-Term Liabilities:
Long-Term Debt	1,500,151	1,622,580
Derivative Liability	991	1,909
Payable to Member	69,192	74,647
Regulatory Liability – Overcollateralization	5,674	5,036
Total Long-Term Liabilities	1,576,008	1,704,172
TOTAL LIABILITIES	1,757,052	1,880,100

MEMBER’S EQUITY
Contributed Capital	12,625	12,625
Retained Earnings	1,860	1,315
Total Member’s Equity	14,485	13,940
TOTAL LIABILITIES AND MEMBER’S EQUITY	$1,771,537	$1,894,040

See Notes to Condensed Financial Statements.

PSE&G TRANSITION FUNDING LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$545	$468
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	119,674	114,590
Amortization of Deferred Issuance Costs	6,238	6,770
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	(8,581)	(7,053)
Restricted Cash	5,042	3,671
Payable to Affiliate	—	(1,198)
Accrued Interest	(496)	(275)
Net Increase in Overcollateralization	638	638
Net Cash Provided By Operating Activities	123,060	117,611

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	(638)	(638)
Net Cash Used In Investing Activities	(638)	(638)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(116,763)	(111,685)
Repayment of Payable to Member	(5,114)	(4,820)
Net Cash Used In Financing Activities	(121,877)	(116,505)
Increase in Cash and Cash Equivalents	545	468
Cash and Cash Equivalents at Beginning of Period	1,315	671
Cash and Cash Equivalents at End of Period	$1,860	$1,139

Interest Paid	$90,290	$97,797

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

Basis of Presentation

     The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These condensed financial statements and notes to condensed financial statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2006 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

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

     Under applicable law, the Bonds are not an obligation of PSE&G or secured by the assets of PSE&G, but rather the Bonds are only recourse to us and are collateralized on a pro rata basis by the BTP and our equity and assets. TBC collections are deposited at least monthly by PSE&G with the Trustee and are used to pay our expenses,

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

     The significant terms of the Bonds issued by Transition Funding, and the amounts outstanding, as of September 30, 2007 are as follows:

			Payments
			Made On			Final/
	Initial		Bonds Through	Current	Noncurrent	Expected	Final
	Principal	Interest	September 30,	Portion	Portion	Payment	Maturity
Class	Balance	Rate	2007	Outstanding	Outstanding	Date	Date
A-1	$105,249,914	5.46%	$105,249,914	$—	$—	6/17/02	—
A-2	368,980,380	5.74%	368,980,380	—	—	3/15/05	—
A-3	182,621,909	5.98%	182,621,909	—	—	6/15/06	—
A-4	496,606,425	LIBOR + 0.30%	200,937,309	167,059,836	128,609,280	6/15/09	6/15/11
A-5	328,032,965	6.45%	—	—	328,032,965	3/15/11	3/15/13
A-6	453,559,632	6.61%	—	—	453,559,632	6/15/13	6/15/15
A-7	219,688,870	6.75%	—	—	219,688,870	6/15/14	6/15/16
A-8	370,259,905	6.89%	—	—	370,259,905	12/15/15	12/15/17
Total	$2,525,000,000		$857,789,512	$167,059,836	$1,500,150,652

     We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875% . The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(3) million as of September 30, 2007 and $(4) million as of December 31, 2006 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the condensed balance sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

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

Note 3. Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G for each of the quarters ended September 30, 2007 and 2006 were approximately $379 thousand and $395 thousand, respectively. Servicing and administrative fees paid to PSE&G for each of the nine months ended September 30, 2007 and 2006 were approximately $1.2 million, respectively.

     As of September 30, 2007 and December 31, 2006, we had a receivable from our sole member, PSE&G, of approximately $64 million and $55 million, respectively, relating to TBC billings. As of September 30, 2007 and December 31, 2006 our payable to PSE&G was approximately $77 million and $82 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this payable to PSE&G for each of the quarters ended September 30, 2007 and 2006 was approximately $1 million. Interest Expense relating to this payable to PSE&G for each of the nine months ended September 30, 2007 and 2006 was approximately $4 million.

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

RESULTS OF OPERATIONS

Operating Revenues

     TBC revenues decreased approximately $3 million for the quarter and nine months ended September 30, 2007 as compared to the same periods in 2006 primarily due a decline in the TBC rate from 2006. In January 2007, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC (exclusive of sales and use tax) decreased to 0.6405 cents per kWh as compared to 0.6586 cents per kWh charged in 2006. Any increases or decreases in the TBC rate is designed to maintain the capital subaccount and the overcollateralization subaccount at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to PSE&G, as servicer of the Bonds.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

     As a regulated entity, our amortization expense fluctuates with changes in revenue and interest expense. Amortization of BTP increased approximately $74 thousand and $5 million or 4% for the quarter and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, due to decreases in revenues and decreases in interest expense. We defer any over or under collection of expense to match against future revenues.

Servicing and Administrative Fees

     PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased approximately $16 thousand or 4% and $28 thousand or 2% for the quarter and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, due to decreases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

     Interest Income decreased approximately $26 thousand or 4% for the quarter ended September 30, 2007, as compared to the same period in 2006, primarily due to lower average investment balances in 2007. Interest Income increased $87 thousand or 4% for the nine months ended September 30, 2007, as compared to the same period in 2006, primarily due to higher interest rates in 2007. The average return on investments was approximately 5.4% for the nine months ended September 30, 2007 compared to approximately 5.0% for the nine months ended September 30, 2006.

Interest Expense

     Interest expense decreased approximately $3 million or 8% and $8 million or 8% for the quarter and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006 due primarily to a reduction in the total amount of debt outstanding.

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

     Payments of bond principal, interest, intercompany payables and all related expenses were made by the Trustee on March 15, 2007, June 15, 2007 and September 17, 2007 totaling approximately $71 million, $68 million and $74 million, respectively, including funding of the capital subaccount and the overcollateralization subaccount to required levels.

ITEM 3. QUALITATIVE AND QUANTITATIVE
DISCLOSURES ABOUT MARKET RISK

     There were no material changes from the disclosures in the Annual Report on Form 10-K for the year ended December 31, 2006 or the Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information is made known to the Chief Executive Officer and the Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and the Chief Executive Officer. The committee monitors and evaluates the effectiveness of the disclosure controls and procedures. The Chief Financial Officer and the Chief Executive Officer have evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2007 and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report.

Internal Controls

     There have been no changes in internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Electric Discount and Energy Competition Act (Competition Act)

     On April 23, 2007, we and PSE&G were served with a copy of a purported class action complaint (Complaint) challenging the constitutional validity of certain provisions of New Jersey’s Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of the transition bond charge (TBC) of Transition Funding, as well as recovery of TBC amounts previously collected. Notice of the filing of the Complaint was also provided to New Jersey’s Attorney General. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional. On July 9, 2007, the same plaintiff filed an amended Complaint to also seek injunctive relief from continued collection of related taxes as well as recovery of such taxes previously collected and also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same charges. We and PSE&G filed a motion to dismiss the amended Complaint (or in the alternative for summary judgment) on July 30, 2007, and PSE&G filed on September 30, 2007 a motion with the BPU to dismiss the petition. On October 10, 2007, ours and PSE&G’s motion to dismiss was granted. PSE&G’s motion to dismiss the BPU petition is pending.

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

Date: November 9, 2007