Form 10-K
period 2007-12-31
PSE&G TRANSITION FUNDING LLC
filed 2008-03-17
CIK 1091602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address, and Telephone Number	Identification No.
333-83635	PSE&G Transition Funding LLC (A Delaware limited liability company) 80 Park Plaza – T4D P.O. Box 1171 Newark, New Jersey 07101-1171 973 297-2227 http://www.pseg.com	22-3672053

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

          On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with stated maturities ranging from one year to fifteen years, of which $1.623 billion in five classes remains outstanding as of December 31, 2007. The net proceeds of the issuance were utilized to acquire PSE&G’s property right in the TBC. The Bonds are collateralized by the BTP created under the Energy Competition Act and the related Finance Order. BTP represents the irrevocable right to recover, through a TBC billed by PSE&G to its retail electric customers within PSE&G’s service territory, an amount sufficient to pay:

  the interest, fees, expenses, costs, charges, credit enhancement and premiums, if any, associated with the Bonds; and

  the principal amount of the Bonds.

          In connection with the securitization transaction, $230 million of transaction costs were incurred, including costs of a hedging arrangement as permitted by the Finance Order. $105 million in transaction costs (in excess of the $125 million of transaction costs included in the BTP and securitized.) were capitalized as authorized by the Finance Order and are being recovered on a subordinated basis by us through the TBC.

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

          To the extent that TBC collections are deficient or in excess of the principal and interest on the Bonds, the TBC rate is adjusted in the following year.

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

Limited Sources of Payment for the Bonds

          The only source of funds for payments on the Bonds will be our assets. These assets are limited to:

  the BTP, including the right to collect the TBC and to adjust the TBC at least annually;

  the funds on deposit in the trust accounts held by the trustee; and

  contractual rights under various contracts.

          The Bonds are not insured or guaranteed by PSE&G in any capacity, or by PSEG, any of its affiliates, the trustee or any other entity. Furthermore, it is not anticipated that the Bonds will have the benefit of any liquidity facility or of any third party credit enhancement, such as letters of credit or insurance, although the servicer may obtain insurance or a letter of credit in support of its obligation to remit TBC collections to the trustee. Thus, you must rely for payment of the Bonds solely upon collections of the TBC and funds on deposit in the accounts held by the trustee.

Judicial, Legislative Or Regulatory Action May Adversely Affect Your Investment

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

          The Law Which Underpins The Bonds Might Be Invalidated By Judicial Action. The Energy Competition Act was adopted in February 1999 and amended in September 2002. In January 2001, PSE&G became the first utility to issue bonds pursuant to the Energy Competition Act. The BTP is a creation of statute. If a court were to determine that the relevant provisions of the Energy Competition Act or the BPU financing order are unlawful, invalid or unenforceable in whole or in part, it could adversely affect the validity of the Bonds or the BTP, or our ability to make payments on the Bonds. If this occurs, you may lose some or all of your investment or may experience delays in recovering your investment.

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

          Future State Legislative Action May Invalidate the Bonds or Their Underlying Assets. Unlike the citizens of the States of California, Massachusetts and some other states, the citizens of the State of New Jersey do not have the constitutional right to adopt, repeal or revise laws by initiative or referendum. Thus, the Energy Competition Act cannot be amended or repealed by the electorate.

          Under the Energy Competition Act, the State of New Jersey has pledged not to impair the BTP. Despite this pledge, the State legislature might attempt in the future to repeal or amend the Energy Competition Act, or, as described below, the BPU may take certain actions that impair the BTP. Costly and time-consuming litigation might ensue from such actions, which might adversely affect the price and liquidity, or the weighted average lives, of the Bonds. PSE&G is obligated to defend any such actions and PSE&G’s costs in defending such actions is required to be reimbursed by us. Any such payment by us is an operating expense under the trust indenture with respect to the Bonds and, as such, is entitled to a priority distribution from the Collection Account held by the trustee for benefit of Bondholders. Given the lack of judicial precedent, the outcome of any litigation cannot be predicted with certainty and, accordingly, bondholders could incur a loss of their investment.

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

          The BPU May Take Action Which Reduces the Value of the Bonds. Pursuant to the Energy Competition Act, the BPU financing order issued to PSE&G is irrevocable and the BPU may not directly or indirectly, by any subsequent action, rescind or amend the BPU financing order or reduce or impair the amount of bondable stranded costs authorized to be recovered under the BPU financing order. Apart from the BPU financing order, the BPU retains the power to adopt, revise or rescind rules or regulations affecting PSE&G or a successor servicer. Any new or amended regulations or orders by the BPU could affect the ability of the servicer to collect the TBC on a full and timely basis and might affect the rating of the Bonds, their price or the amortization of Bonds and their weighted average lives, and may not trigger any obligation of PSE&G to indemnify you. As a result, you could suffer a decline in value of your investment.

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

          PSE&G's Ratings May Affect the Market Value of the Bonds. A downgrading of the credit ratings on the debt of PSE&G might have an adverse effect, at least temporarily, on the market value of the Bonds.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          Not Applicable.

ITEM 2.	PROPERTIES

          We do not own any real property. Our primary asset is the BTP as described in Item 1. Business above.

ITEM 3.	LEGAL PROCEEDINGS

          On April 23, 2007, we and PSE&G were served with a copy of a purported class action complaint (Complaint) challenging the constitutional validity of certain provisions of New Jersey’s Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of our TBC, as well as recovery of TBC amounts previously collected. Notice of the filing of the Complaint was also provided to New Jersey’s Attorney General. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional. On July 9, 2007, the same plaintiff filed an amended Complaint to also seek injunctive relief from continued collection of related taxes as well as recovery of such taxes previously collected and also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same charges. We and PSE&G filed a motion to dismiss the amended Complaint (or in the alternative for summary judgment) on July 30, 2007 and PSE&G filed on September 30, 2007 a motion with the BPU to dismiss the petition. On October 10, 2007, PSE&G’s and our motion to dismiss was granted. The plaintiff has appealed this dismissal. PSE&G’s motion to dismiss the BPU petition is pending. BPU Docket No. ER07070516. For additional information, see Item 1A. Risk Factors.

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

RESULTS OF OPERATIONS

Operating Revenues

          Transition Bond Charge (TBC) revenues decreased $1 million or less than 1% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The decrease reflects a decline in the TBC rate from 2006, partially offset by a 2% increase in sales volume. In January 2007, as a result of the annual true-up approved by the State of New Jersey Board of Public Utilities (BPU), the TBC rate decreased to 0.6405 cents per Kilowatt-hour (kWh) from 0.6586 cents per kWh in 2006.

          As a result of the annual true-up approved by the BPU in January 2008, the TBC rate for 2008 decreased from 0.6405 cents per kWh to 0.6337 cents per kWh. Any increases or decreases in the TBC rate are designed to maintain the Capital Subaccount and the Overcollateralization account at appropriate levels and have adequate funds to meet our scheduled repayments of the deferred issuance costs to Public Service Electric and Gas Company (PSE&G), as servicer of the bonds.

          TBC revenues decreased $14 million or 5% for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to a 3% decrease in sales volume combined with the decline in the TBC rate from 2005. In January 2006, as a result of the annual true-up approved by the BPU, the TBC rate decreased to 0.6586 cents per kWh from 0.6723 cents per kWh in 2005.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

          Amortization of BTP increased $10 million or 7% for the year ended December 31, 2007 as compared to the year ended December 31, 2006, primarily due to decreases in Interest Expense due to the reduction in the total debt outstanding. As a regulated entity, we defer any over or under collection of expense to match against future revenues.

          Amortization of BTP decreased $3 million or 2% for the year ended December 31, 2006 as compared to the year ended December 31, 2005, primarily due to the changes in Operating Revenues and Interest Expense.

Servicing and Administrative Fees

          PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased $13 thousand or 1% for the year ended December 31, 2007 as compared to the year ended December 31, 2006, due to decreases in administrative expenses billed to us by the Servicer, PSE&G.

          Servicing and Administrative Fees increased $114 thousand or 8% for the year ended December 31, 2006 as compared to the year ended December 31, 2005, due to increases in administrative expenses billed to us by the Servicer, PSE&G.

Interest Income

          There was no material change in Interest Income in 2007 as compared to 2006. Interest Income increased $1,180 thousand or 75% for the year ended December 31, 2006 as compared to the year ended December 31, 2005, primarily due to higher interest rates and higher average cash balances in 2006.

Interest Expense

          Interest expense decreased $11 million or 8% for the year ended December 31, 2007 as compared to the year ended December 31, 2006, due to a reduction in the total amount of debt outstanding.

          Interest expense decreased $10 million or 7% for the year ended December 31, 2006 as compared to the year ended December 31, 2005, due to a reduction in the total amount of debt outstanding.

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

          During 2007, all required payments of principal, interest and all related expenses with respect to the Bonds were made by the Trustee on March 15, 2007, June 15, 2007, September 17, 2007 and December 17, 2007 totaling $71 million, $68 million, $74 million and $76 million, respectively, including funding of the Capital Subaccount and the Overcollateralization Account to required levels.

          During 2006, all required payments of principal, interest and all related expenses with respect to the Bonds were made by the Trustee on March 15, 2006, June 15, 2006, September 15, 2006 and December 15, 2006 totaling $72 million, $69 million, $75 million and $77 million, respectively, including funding of the Capital Subaccount and the Overcollateralization Account to required levels.

CAPITAL REQUIREMENTS

Disclosures about Long-Term Maturities, Contractual and Commercial Obligations and Certain Investments

The following table reflects Transition Funding’s contractual cash obligations and other commercial commitments in the respective periods in which they are due. In addition, the table summarizes anticipated recourse and non-recourse debt maturities for the years shown.

	Total	Less
Contractual Cash	Amount	Than	2–3	4–5	Over
Obligations	Committed	1 year	years	years	5 years
	(Millions)

Long-Term Recourse Debt Maturities	1,623	169	364	399	691
Interest on Recourse Debt	481	103	174	124	80
Total Contractual Cash Obligations	$2,104	$272	$538	$523	$771

ACCOUNTING ISSUES

Critical Accounting Policies

Unbilled Revenues

          The TBC is usage-based charge based on access to PSE&G’s electrical transmission and distribution system and is recorded based on customer electric usage. Electric and gas revenues are recorded based on services rendered to customers during each accounting period. PSE&G records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. Unbilled usage is calculated in two steps. The initial step is to apply a base usage per day to the number of unbilled days in the period. The second step estimates seasonal loads based upon the time of year and the variance of actual degree-days and temperature-humidity-index hours of the unbilled period from expected norms. The resulting usage is priced at current rate levels and recorded as revenue. Each month the prior month’s unbilled amounts are reversed and the current month’s amounts are accrued. Using benchmarks other than those used in this calculation could have a material effect on the amounts accrued in a reporting period. The resulting revenue and expense reflect the service rendered in the calendar month.

SFAS 71

          The application of GAAP by us as a regulated entity differs in certain respects from applications by non-regulated businesses. We prepare our financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). In general, SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the economic effects of regulation. As a result, a rate regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, we have deferred certain costs, which will be amortized over various future periods.

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

We have audited the accompanying balance sheets of PSE&G Transition Funding LLC (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, member’s equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey

March 14, 2008

PSE&G TRANSITION FUNDING LLC
STATEMENTS OF OPERATIONS
(THOUSANDS)

	For the Years Ended
	December 31,
	2007	2006	2005

OPERATING REVENUES	$283,672	$284,424	$298,111

OPERATING EXPENSES
Amortization of Bondable	157,444	147,248	150,102
Transition Property
Servicing and Administrative Fees	1,557	1,570	1,456
Total Operating Expenses	159,001	148,818	151,558
OPERATING INCOME	124,671	135,606	146,553
Interest Income	2,759	2,752	1,572
Interest Expense	(126,714)	(137,714)	(147,727)
NET INCOME	$716	$644	$398

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING LLC
BALANCE SHEETS
(THOUSANDS)

	December 31,	December 31,
ASSETS	2007	2006
Current Assets:
Cash	$2,031	$1,315
Receivable from Member	56,320	54,974
Restricted Cash	6,807	11,347
Total Current Assets	65,158	67,636

Noncurrent Assets:
Restricted Cash	18,512	17,661
Bondable Transition Property	1,604,206	1,761,650
Deferred Issuance Costs	34,626	42,852
Regulatory Assets – Interest Rate Swap	3,574	4,241
Total Noncurrent Assets	1,660,918	1,826,404
TOTAL ASSETS	$1,726,076	$1,894,040

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$169,036	$161,394
Current Portion of Derivative Liability	2,754	2,332
Current Portion of Payable to Member	7,476	7,017
Accrued Interest	4,627	5,185
Total Current Liabilities	183,893	175,928

Long-Term Liabilities:
Long-Term Debt	1,453,543	1,622,580
Derivative Liability	820	1,909
Payable to Member	67,277	74,647
Regulatory Liability – Overcollateralization	5,887	5,036
Total Long-Term Liabilities	1,527,527	1,704,172
TOTAL LIABILITIES	1,711,420	1,880,100

MEMBER’S EQUITY
Contributed Capital	12,625	12,625
Retained Earnings	2,031	1,315
Total Member’s Equity	14,656	13,940
TOTAL LIABILITIES AND MEMBER’S EQUITY	$1,726,076	$1,894,040

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING LLC
STATEMENTS OF CASH FLOWS
(THOUSANDS)

	For the Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$716	$644	$398

Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	157,444	147,248	150,102
Amortization of Deferred Issuance Costs	8,226	8,940	9,592
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	(1,346)	3,950	50
Restricted Cash	4,540	2,714	(8,364)
Payable to Affiliate	—	(1,198)	1,198
Accrued Interest	(558)	(400)	(386)
Net Increase in Overcollateralization	851	851	851
Net Cash Provided by Operating Activities	169,873	162,749	153,441

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	(851)	(851)	(851)
Net Cash Used in Investing Activities	(851)	(851)	(851)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(161,395)	(154,773)	(146,113)
Repayment of Payable to Member	(6,911)	(6,481)	(6,079)
Cash Dividends Paid	—	—	(162)
Net Cash Used in Financing Activities	(168,306)	(161,254)	(152,354)
Increase (Decrease) in Cash and Cash Equivalents	716	644	236
Cash and Cash Equivalents at Beginning of Period	1,315	671	435
Cash and Cash Equivalents at End of Period	2,031	$1,315	$671

Interest Paid	$119,046	$129,174	$138,521

See Notes to Financial Statements.

PSE&G TRANSITION FUNDING LLC
STATEMENTS OF MEMBER’S EQUITY
(THOUSANDS)

	Contributed Capital	Retained Earnings	Total

Balance as of January 1, 2005	$12,625	$435	$13,060
Net Income	—	398	398
Dividends Paid	—	(162)	(162)
Balance as of December 31, 2005	12,625	671	13,296
Net Income	—	644	644
Balance as of December 31, 2006	12,625	1,315	13,940
Net Income	—	716	716
Balance as of December 31, 2007	$12,625	$2,031	$14,656

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

NOTES TO FINANCIAL STATEMENTS

          Cash

          Cash consists primarily of short-term securities such as commercial paper, repurchase agreements and money market mutual funds

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

Note 2. The Bonds

          On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with stated maturities ranging from one year to fifteen years, of which $1.623 billion in five classes remain outstanding as of December 31, 2007. The fair value of the bonds was $1.792 billion as of December 31, 2007. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

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

The status of the Bonds as of December 31, 2007 is as follows:

			Payments			Final/
	Initial		Made On	Current	Noncurrent	Expected	Final
	Principal	Interest	Bonds Through	Portion	Portion	Payment	Maturity
	Balace	Rate	December 31, 2007	Outstanding	Outstanding	Date	Date
Class A-1	$105,249,914	5.46%	$105,249,914	$—	$—	6/17/02	—
Class A-2	368,980,380	5.74%	368,980,380	—	—	3/15/05	—
Class A-3	182,621,909	5.98%	182,621,909	—	—	6/15/06	—
Class A-4	496,606,425	LIBOR + 0.30%	245,567,896	169,036,367	82,002,162	6/15/09	6/15/11
Class A-5	328,032,965	6.45%	—	—	328,032,965	3/15/11	3/15/13
Class A-6	453,559,632	6.61%	—	—	453,559,632	6/15/13	6/15/15
Class A-7	219,688,870	6.75%	—	—	219,688,870	6/15/14	6/15/16
Class A-8	370,259,905	6.89%	—	—	370,259,905	12/15/15	12/15/17
Total	$2,525,000,000		$902,420,099	$169,036,367	$1,453,543,534

          During the years ended December 31, 2007 and 2006, Transition Funding made principal payments on the bonds of $161 million and $155 million, respectively.

NOTES TO FINANCIAL STATEMENTS

          We expect to make principal payments of $169 million, $178 million, $186 million, $195 million and $204 million for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

          We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875% . The notional amount of the interest rate swap is $497 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap, which was approximately $(4) million as of December 31, 2007 and 2006, was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

          We incurred $230 million in issuance costs, $125 million of which were included in BTP with the balance in deferred issuance costs, in connection with the securitization transaction, including $201 million of costs of a hedging arrangement as permitted by the Finance Order. Costs in excess of the $125 million of transaction costs provided for in the Finance Order were paid by PSE&G and are being recovered on a subordinated basis by us through the TBC and remitted to PSE&G with interest at a rate of 6.48% in accordance with the Finance Order. Interest is being computed on the weighted average yield on the Bonds.

Note 3. Significant Agreements and Related Party Transactions

          Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G were $1.6 million for the years ended December 31, 2007 and December 31, 2006 and $1.5 million for the year ended December 31, 2005.

          As of December 31, 2007 and December 31, 2006, we had a receivable from our member, PSE&G, of $56 million and $55 million, respectively, related to TBC billings. As of December 31, 2007 and December 31, 2006 our payable to our member was $75 million and $82 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this payable to PSE&G for the year ended December 31, 2007 was $5 million, and was $6 million in each of the years ended December 31, 2006 and December 31, 2005.

          In addition to the payments above, interest earned on funds in the Capital Subaccount is periodically dividended to PSE&G. No dividends were paid in 2007 or 2006. During 2005, we paid dividends of $162 thousand to PSE&G.

Note 4. Selected Quarterly Data (Unaudited)

The information shown below, in the opinion of Transition Funding includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts.

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	(Thousands)
Operating Revenues	$66,641	$67,195	$67,865	$67,858	$80,844	$83,511	$68,322	$65,860
Operating Income	$32,086	$34,883	$31,513	$34,260	$30,898	$33,623	$30,174	$32,840
Net Income	$179	$140	$181	$153	$185	$175	$171	$176

Note 5. Commitments and Contingent Liabilities

Regulatory Proceedings

          Competition Act

          On April 23, 2007, we and PSE&G were served with a copy of a purported class action complaint (Complaint) challenging the constitutional validity of certain provisions of New Jersey’s Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of the TBC of PSE&G Transition Funding, as well as recovery of TBC amounts previously collected. Notice of the filing of the Complaint was also provided to New Jersey’s Attorney General. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional. On July 9, 2007, the same plaintiff filed an amended Complaint to also seek injunctive relief from continued collection of related taxes as well as recovery of such taxes previously collected and also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same charges. We and PSE&G filed a motion to dismiss the amended Complaint (or in the alternative for summary judgment) on July 30, 2007 and PSE&G filed on September 30, 2007 a motion with the BPU to dismiss the petition. On October 10, 2007, ours and PSE&G’s motion to dismiss was granted. The plaintiff has appealed this dismissal. PSE&G’s motion to dismiss the BPU petition is pending.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          We have established and maintain disclosure controls and procedures to ensure that information required to be disclosed is recorded, processed, summarized and reported and is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer by others within the entity. We have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of the disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2007 and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this annual report.

Internal Controls

           We have conducted an assessment of our internal controls over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act, using the framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission commonly referred to as “COSO”. Management’s report on internal controls over financial reporting is included on page 22. Management has concluded that internal control over financial reporting is effective as of December 31, 2007.

          There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          NONE.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

          Management of PSE&G Transition Funding LLC (Transition Funding) is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and implemented by the company’s management and other personnel, with oversight by the Audit Committee of the Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles).

          Transition Funding’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Transition Funding’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Transition Funding are being made only in accordance with authorizations of Transition Funding’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Transition Funding’s assets that could have a material effect on the financial statements.

          In connection with the preparation of Transition Funding’s annual financial statements, management of Transition Funding has undertaken an assessment, which includes the design and operational effectiveness of Transition Funding’s internal control over financial reporting using the framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as “COSO”. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Based on the assessment performed, management has concluded that Transition Funding’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of Transition Funding’s financial reporting and the preparation of its financial statements as of December 31, 2007 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2007.

/s/ THOMAS M. O’FLYNN
Chief Executive Officer

/s/ MORTON A. PLAWNER
Chief Financial Officer

March 14, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

          Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Not Applicable.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:

Statements of Income for the years ended December 31, 2007, 2006 and 2005 on page 13.

Balance Sheets as of December 31, 2007 and 2006 on page 14.

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 on page 15.

Statements of Member’s Equity for the years ended December 31, 2007, 2006 and 2005 on page 16.

Notes to Financial Statements on pages 17 through 21.

(B)

A listing of exhibits being filed with this document is as follows. Certain Exhibits previously filed with the Commission and the appropriate securities exchanges are indicated as set forth below. Such Exhibits are not being refiled, but are included because inclusion is desirable for convenient reference.

Exhibit Number
This		Previous
Filing		Filing
3.1	(a)	4.1	Limited Liability Company Agreement of PSE&G Transition Funding LLC

3.1.1	(b)	4.1.1	Form of Amended and Restated Limited Liability Company Agreement of PSE&G Transition
			Funding LLC dated as of January 31, 2001

3.2	(a)	4.2	Certificate of Formation of PSE&G Transition Funding LLC

3.2.1	(b)	4.2.1	Form of Amended and Restated Certificate of Formation of PSE&G Transition Funding LLC
			dated as of January 25, 2001, which was filed with the Delaware Secretary of State's Office on
			January 26, 2001

4.1	(a)	4.3	Form of Indenture

4.1.1	(b)	4.3.1	Indenture dated as of January 31, 2001 between PSE&G Transition Funding LLC and The
			Bank of New York

4.1.2	(b)	4.3.2	Series Supplement dated as of January 31, 2001 between PSE&G Transition Funding LLC and
			The Bank of New York

4.2	(a)	4.4	Form of Transition Bonds

10.1	(b)	10.1	Bondable Transition Property Sale Agreement dated as of January 31, 2001 between Public
			Service Electric and Gas Company and PSE&G Transition Funding LLC

10.2	(b)	10.2	Servicing Agreement dated as of January 31, 2001 between PSE&G Transition Funding LLC
			and Public Service Electric and Gas Company

10.3	(a)	10.4	Financing Order of the BPU issued September 17, 1999

31a			Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G Transition Funding
			LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31b			Certification by Morton A. Plawner, Chief Financial Officer of PSE&G Transition Funding
			LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32a			Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G Transition Funding
			LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32b			Certification by Morton A. Plawner, Chief Financial Officer of PSE&G Transition Funding
			LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	(a)	99.1	Final BPU restructuring order issued August 24, 1999

99.2	(a)	99.2	Internal Revenue Service Private Letter Ruling pertaining to Transition Bonds

(a)	Filed by Transition Funding with Registration Statement No. 333-83635 under the Securities Act of 1933, effective January 23, 2001, relating to the issuance of $2,525,000,000 Transition Bonds.

(b)	Filed by Transition Funding with Form 8-K under the Securities Exchange Act of 1934, on February 7, 2001.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSE&G Transition Funding LLC

By	/s/ THOMAS M. O’FLYNN
Thomas M. O’Flynn
President and Chief Executive Officer

Date: March 14, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	THOMAS M. O’FLYNN	President and Chief Executive Officer	March 14, 2008
	Thomas M. O’Flynn	(Principal Executive Officer)

/s/	MORTON A. PLAWNER	Vice President, Chief Financial	March 14, 2008
	Morton A. Plawner	Officer, Treasurer and Manager
(Principal Financial Officer)

/s/	DEREK M. DIRISIO	Controller	March 14, 2008
	Derek M. DiRisio	(Principal Accounting Officer)

/s/	R. EDWIN SELOVER	Manager	March 14, 2008
R. Edwin Selover

/s/	BENJAMIN B. ABEDINE	Manager	March 14, 2008
Benjamin B. Abedine

/s/	ORLANDO FIGUEROA	Manager	March 14, 2008
Orlando Figueroa

EXHIBIT INDEX

A listing of exhibits being filed with this document is as follows:

Exhibit Number	Document

31a	Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G
Transition Funding LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities
Exchange Act of 1934

31b	Certification by Morton A. Plawner, Chief Financial Officer of PSE&G
Transition Funding LLC Pursuant to Rules 13a-14 and 15d-14 of the Securities
Exchange Act of 1934

32a	Certification by Thomas M. O’Flynn, Chief Executive Officer of PSE&G
Transition Funding LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of
the United States Code

32b	Certification by Morton A. Plawner, Chief Financial Officer of PSE&G
Transition Funding LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of
the United States Code