Form 10-Q
period 2008-03-31
PSE&G TRANSITION FUNDING LLC
filed 2008-05-09
CIK 1091602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING LLC
CONDENSED STATEMENT OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	For the Quarters Ended March 31,
	2008	2007

OPERATING REVENUES	$66,635	$66,641

OPERATING EXPENSES
Amortization of Bondable Transition Property	36,685	34,133
Servicing and Administrative Fees	418	422
Total Operating Expenses	37,103	34,555
OPERATING INCOME	29,532	32,086
Interest Income	450	712
Interest Expense	(29,860)	(32,619)
NET INCOME	$122	$179

See Notes to Condensed Financial Statements

PSE&G TRANSITION FUNDING LLC
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

ASSETS	March 31, 2008	December 31, 2007
Current Assets:
Cash	$2,153	$2,031
Receivable from Member	54,014	56,320
Restricted Cash	5,865	6,807
Total Current Assets	62,032	65,158

Noncurrent Assets:
Restricted Cash	18,725	18,512
Bondable Transition Property	1,567,521	1,604,206
Deferred Issuance Costs	32,688	34,626
Regulatory Assets – Interest Rate Swap	5,217	3,574
Total Noncurrent Assets	1,624,151	1,660,918
TOTAL ASSETS	$1,686,183	$1,726,076

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$171,091	$169,036
Current Portion of Derivative Liability	4,855	2,754
Current Portion of Payable to Member	7,595	7,476
Accrued Interest	4,524	4,627
Total Current Liabilities	188,065	183,893

Long-Term Liabilities:
Long-Term Debt	1,411,488	1,453,543
Derivative Liability	362	820
Payable to Member	65,390	67,277
Regulatory Liability – Overcollateralization	6,100	5,887
Total Long-Term Liabilities	1,483,340	1,527,527
TOTAL LIABILITIES	1,671,405	1,711,420

MEMBER’S EQUITY
Contributed Capital	12,625	12,625
Retained Earnings	2,153	2,031
Total Member’s Equity	14,778	14,656
TOTAL LIABILITIES AND MEMBER’S EQUITY	$1,686,183	$1,726,076

See Notes to Condensed Financial Statements

PSE&G TRANSITION FUNDING LLC
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	For the Quarters Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$122	$179
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	36,685	34,133
Amortization of Deferred Issuance Costs	1,938	2,122
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	2,306	978
Restricted Cash	942	2,860
Accounts Payable	—	30
Accrued Interest	(103)	(177)
Net Increase in Overcollateralization	213	213
Net Cash Provided by Operating Activities	42,103	40,338

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	(213)	(213)
Net Cash Used In Investing Activities	(213)	(213)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(40,000)	(38,259)
Repayment of Payable to Member	(1,768)	(1,687)
Net Cash Used in Financing Activities	(41,768)	(39,946)
Increase in Cash and Cash Equivalents	122	179
Cash and Cash Equivalents at Beginning of Period	2,031	1,315
Cash and Cash Equivalents at End of Period	$2,153	$1,494

Interest Paid	$28,025	$30,674

See Notes to Condensed Financial Statements

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

      BTP represents the irrevocable right of PSE&G, or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from retail electric customers pursuant to a Final Order in PSE&G’s rate unbundling and restructuring proceedings (Final Order) and a bondable stranded cost rate order (Finance Order), which were issued on August 24, 1999 and September 17, 1999, respectively, by the State of New Jersey Board of Public Utilities (BPU) in accordance with the New Jersey Electric Discount and Energy Competition Act (Competition Act) enacted in February 1999. These orders are a matter of public record and are available from the BPU. The Finance Order authorizes the TBC to be sufficient to recover $2.525 billion aggregate principal amount of Bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds.

     Our organizational documents require us to operate in a manner so that we should not be consolidated in the bankruptcy estate of PSE&G in the event PSE&G becomes subject to a bankruptcy proceeding.

Basis of Presentation

     The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These condensed financial statements and notes to condensed financial statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2007 Annual Report on Form 10-K.

     The unaudited financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end condensed balance sheet was derived from the audited financial statements included in our 2007 Annual Report on Form 10-K.

Note 2. The Bonds

     On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with stated maturities ranging from one year to fifteen years, of which $1.583 billion in five classes remain outstanding as of March 31, 2008. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

      Under applicable law, the Bonds are not an obligation of PSE&G or secured by the assets of PSE&G, but rather the Bonds are only recourse to us and are collateralized on a pro rata basis by the BTP and our equity and assets.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The status of the Bonds as of March 31, 2008 is as follows:

			Payments
	Initial		Made On	Current	Noncurrent	Final/	Final
	Principal	Interest	Bonds Through	Portion	Portion	Expected	Maturity
	Balance	Rate	March 31, 2008	Outstanding	Outstanding	Payment	Date
						Date

Class A-1	$105,249,914	5.46%	$105,249,914	$—	$—	6/17/02	—
Class A-2	368,980,380	5.74%	368,980,380	—	—	3/15/05	—
Class A-3	182,621,909	5.98%	182,621,909	—	—	6/15/06	—
Class A-4	496,606,425	LIBOR + 0.30%	285,568,975	171,091,248	39,946,202	6/15/09	6/15/11
Class A-5	328,032,965	6.45%	—	—	328,032,965	3/15/11	3/15/13
Class A-6	453,559,632	6.61%	—	—	453,559,632	6/15/13	6/15/15
Class A-7	219,688,870	6.75%	—	—	219,688,870	6/15/14	6/15/16
Class A-8	370,259,905	6.89%	—	—	370,259,905	12/15/15	12/15/17
Total	$2,525,000,000		$942,421,178	$171,091,248	$1,411,487,574

      We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875% . The notional amount of the interest rate swap is $497 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap, which was approximately $(5) million as of March 31, 2008 and $(4) million as of December 31, 2007, was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

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

Note 3. Significant Agreements and Related Party Transactions

      Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G for the quarters ended March 31, 2008 and 2007 were approximately $418 thousand and $422 thousand, respectively.

      As of March 31, 2008 and December 31, 2007, we had a receivable from our member, PSE&G, of $54 million and $56 million, respectively, related to TBC billings. As of March 31, 2008 and December 31, 2007, our payable to our member was $73 million and $75 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this payable to PSE&G for the quarters ended March 31, 2008 and 2007 was approximately $1 million.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Commitments and Contingent Liabilities

Regulatory Proceedings

     Competition Act

     On April 23, 2007, we and PSE&G were served with a copy of a purported class action complaint (Complaint) challenging the constitutional validity of certain provisions of New Jersey’s Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of our TBC, as well as recovery of TBC amounts previously collected. Notice of the filing of the Complaint was also provided to New Jersey’s Attorney General. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional. On July 9, 2007, the same plaintiff filed an amended Complaint to also seek injunctive relief from continued collection of related taxes as well as recovery of such taxes previously collected. On July 30, 2007, PSE&G filed a motion to dismiss the amended Complaint, or, in the alternative, for summary judgment. On October 10, 2007, PSE&G’s and our motion to dismiss the Amended Complaint was granted. On November 21, 2007, the plaintiff filed a notice of appeal with the Appellate Division of the New Jersey Superior Court. Briefing of the appeal has been completed.

     On July 9, 2007, the same plaintiff also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same charges. On September 30, 2007, PSE&G filed a motion with the BPU to dismiss the petition. PSE&G’s motion to dismiss the BPU petition is pending.

Note 5. Fair Value Measurements

     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources and those based on an entity’s own assumptions. The hierarchy prioritizes the inputs to fair value measurement into three levels:

     Level 1 - measurements utilize quoted prices (unadjusted) in active markets for identical assets or liabilities we have the ability to access.

     Level 2 - measurements include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other observable inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

     Level 3 - measurements use unobservable inputs for assets or liabilities, are based on the best information available and might include an entity’s own data. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

     As discussed in Note 2. The Bonds, we have an interest rate swap which is measured at fair value on a recurring basis. As of March 31, 2008, the fair value of the liability associated with this interest rate swap was $(5) million. This fair value is determined with Level 2 inputs which are based on quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless the context otherwise indicates, all references to “Transition Funding,” “we,” “us” or “our” herein mean PSE&G Transition Funding LLC, a Delaware limited liability company located at 80 Park Plaza, Newark, New Jersey 07102.

     Following are the significant changes in or additions to information reported in our 2007 Annual Report on Form 10–K affecting the financial condition and the results of our operations. This discussion refers to our condensed financial statements (Statements) and related notes to condensed financial statements (Notes) and should be read in conjunction with such Statements and Notes. The following analysis of the financial condition and our results of operations is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

RESULTS OF OPERATIONS

Operating Revenues

     Transition Bond Charge (TBC) revenues decreased $6 thousand for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. The decrease reflects a decline in the TBC rate from 2007, partially offset by a 0.6% increase in Public Service Electric and Gas Company’s (PSE&G) sales volumes. As a result of the annual true-up approved by the BPU in January 2008, the TBC rate for 2008 decreased from 0.6405 cents per kWh to 0.6337 cents per kWh.

Operating Expenses

     Amortization of Bondable Transition Property (BTP)

      Amortization of BTP increased approximately $3 million or 7% for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, primarily due to decreases in Interest Expense due to the reduction in the total debt outstanding. As a regulated entity, we defer any over or under collection of expense to match against future revenues.

      Servicing and Administrative Fees

      PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased $4 thousand or 1% for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, due to decreases in administrative expenses billed to us by PSE&G.

Interest Income

      Interest Income decreased $262 thousand or 37% for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, primarily due to lower interest rates in 2008. The average return on investments decreased to approximately 3.9% for the quarter ended March 31, 2008 compared to approximately 5.4% for the same period in 2007.

Interest Expense

      Interest expense decreased approximately $3 million or 8% for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, due to a reduction in the total amount of debt outstanding.

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

     Payments of principal, interest and all related expenses with respect to the Bonds were made by the Trustee on March 17, 2008, totaling $70 million, including funding of the Capital Subaccount and the Overcollateralization Subaccount to required levels.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes from the disclosures in the Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     We have established and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, by others within the company to allow timely decisions regarding required disclosure. We have established a disclosure committee which includes several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in achieving their objectives at the reasonable assurance level as of March 31, 2008.

Internal Controls

     We continually review our respective disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Electric Discount and Energy Competition Act (Competition Act)

     On April 23, 2007, we and PSE&G were served with a copy of a purported class action complaint (Complaint) challenging the constitutional validity of certain provisions of New Jersey’s Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of our TBC, as well as recovery of TBC amounts previously collected. Notice of the filing of the Complaint was also provided to New Jersey’s Attorney General. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional. On July 9, 2007, the same plaintiff filed an amended Complaint to also seek injunctive relief from continued collection of related taxes as well as recovery of such taxes previously collected. On July 30, 2007, PSE&G filed a motion to dismiss the amended Complaint, or, in the alternative, for summary judgment. On October 10, 2007, PSE&G’s and our motion to dismiss the Amended Complaint was granted. On November 21, 2007, the plaintiff filed a notice of appeal with the Appellate Division of the New Jersey Superior Court. Briefing of the appeal has been completed.

     On July 9, 2007, the same plaintiff also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same charges. On September 30, 2007, PSE&G filed a motion with the BPU to dismiss the petition. PSE&G’s motion to dismiss the BPU petition is pending.

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

Date: May 9, 2008