Form 10-Q
period 2008-06-30
PSE&G TRANSITION FUNDING LLC
filed 2008-08-14
CIK 1091602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number	Registrant, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.

333-83635	PSE&G Transition Funding LLC	22-3672053
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Registrant is a wholly owned subsidiary of Public Service Electric and Gas Company.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format authorized by General Instruction H.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING LLC

CONDENSED STATEMENT OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,

	2008	2007	2008	2007

OPERATING REVENUES	$65,479	$67,865	$132,114	$134,506

OPERATING EXPENSES
Amortization of Bondable Transition Property	36,119	35,974	72,804	70,107
Servicing and Administrative Fees	378	378	796	800

Total Operating Expenses	36,497	36,352	73,600	70,907

OPERATING INCOME	28,982	31,513	58,514	63,599
Interest Income	252	693	702	1,405
Interest Expense	(29,156)	(32,025)	(59,016)	(64,644)

NET INCOME	$78	$181	$200	$360

See Notes to Condensed Financial Statements

PSE&G TRANSITION FUNDING LLC

CONDENSED BALANCE SHEET

(Thousands of Dollars)

(Unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,231	$2,031
Receivable from Member	55,697	56,320
Restricted Funds	2,431	6,807

Total Current Assets	60,359	65,158

Noncurrent Assets:
Restricted Funds	18,937	18,512
Bondable Transition Property	1,531,402	1,604,206
Deferred Issuance Costs	30,795	34,626
Regulatory Assets – Interest Rate Swap	2,906	3,574

Total Noncurrent Assets	1,584,040	1,660,918

TOTAL ASSETS	$1,644,399	$1,726,076

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$173,199	$169,036
Current Portion of Derivative Liability	2,906	2,754
Current Portion of Payable to Member	7,717	7,476
Accrued Interest	4,466	4,627

Total Current Liabilities	188,288	183,893

Long-Term Liabilities:
Long-Term Debt	1,371,541	1,453,543
Derivative Liability	—	820
Payable to Member	63,402	67,277
Regulatory Liability – Overcollateralization	6,312	5,887

Total Long-Term Liabilities	1,441,255	1,527,527

TOTAL LIABILITIES	1,629,543	1,711,420

MEMBER’S EQUITY
Contributed Capital	12,625	12,625
Retained Earnings	2,231	2,031

Total Member’s Equity	14,856	14,656

TOTAL LIABILITIES AND MEMBER’S EQUITY	$1,644,399	$1,726,076

See Notes to Condensed Financial Statements

PSE&G TRANSITION FUNDING LLC

CONDENSED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	For the Six Months Ended June 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$200	$360
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Amortization of Bondable Transition Property	72,804	70,107
Amortization of Deferred Issuance Costs	3,831	4,201
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	623	(1,118)
Restricted Funds	4,376	4,618
Accrued Interest	(161)	(276)
Net Increase in Overcollateralization	425	425

Net Cash Provided by Operating Activities	82,098	78,317

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Funds	(425)	(425)

Net Cash Used In Investing Activities	(425)	(425)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(77,839)	(74,132)
Repayment of Payable to Member	(3,634)	(3,400)

Net Cash Used in Financing Activities	(81,473)	(77,532)

Increase in Cash and Cash Equivalents	200	360
Cash and Cash Equivalents at Beginning of Period	2,031	1,315

Cash and Cash Equivalents at End of Period	$2,231	$1,675

Interest Paid	$55,346	$60,719

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

Note 2. The Bonds

On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with stated maturities ranging from one year to fifteen years, of which $1.545 billion in five classes remain outstanding as of June 30, 2008. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

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

The status of the Bonds as of June 30, 2008 is as follows:

	Initial Principal Balance	Interest Rate	Payments Made On Bonds Through June 30, 2008	Current Portion Outstanding	Noncurrent Portion Outstanding	Final/ Expected Payment Date	Final Maturity Date

Class A-1	$105,249,914	5.46%	105,249,914	—	—	6/17/02	—
Class A-2	368,980,380	5.74%	368,980,380	—	—	3/15/05	—
Class A-3	182,621,909	5.98%	182,621,909	—	—	6/15/06	—
Class A-4	496,606,425	LIBOR + 0.30%	323,407,068	173,199,357	—	6/15/09	6/15/11
Class A-5	328,032,965	6.45%	—	—	328,032,965	3/15/11	3/15/13
Class A-6	453,559,632	6.61%	—	—	453,559,632	6/15/13	6/15/15
Class A-7	219,688,870	6.75%	—	—	219,688,870	6/15/14	6/15/16
Class A-8	370,259,905	6.89%	—	—	370,259,905	12/15/15	12/15/17

Total	$2,525,000,000		$980,259,271	$173,199,357	$1,371,541,372

We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875%. The notional amount of the interest rate swap is $497 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap, which was approximately $(3) million as of June 30, 2008 and $(4) million as of December 31, 2007, was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

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

Note 3. Significant Agreements and Related Party Transactions

Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G for the quarters ended June 30, 2008 and 2007 were approximately $378 thousand. Servicing and administrative fees paid to PSE&G for each of the six months ended June 30, 2008 and 2007 were approximately $796 thousand and $800 thousand, respectively.

As of June 30, 2008 and December 31, 2007, we had a receivables from our member, PSE&G, of $56 million, related to TBC billings. As of June 30, 2008 and December 31, 2007, our payable to our member was $71 million and $75 million, respectively, which primarily relates to the costs in excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

payable to PSE&G for the quarters ended June 30, 2008 and 2007 was approximately $1 million. Interest Expense relating to this payable to PSE&G for each of the six months ended June 30, 2008 and 2007 was approximately $2 million.

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

As discussed in Note 2. The Bonds, we have an interest rate swap which is measured at fair value on a recurring basis. As of June 30, 2008, the fair value of the liability associated with this interest rate swap was $(3) million. This fair value is determined with Level 2 inputs which are based on quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

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

RESULTS OF OPERATIONS

Operating Revenues

Transition Bond Charge (TBC) revenues decreased $2 million or 4% for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007. The decrease reflects a decline in the TBC rate from 2007 and a 2% decrease in Public Service Electric and Gas Company’s (PSE&G) sales volumes. TBC Revenues decreased approximately $2 million or 2% for the six months ended June 30, 2008 as compared to the same period in 2007, primarily due to a decline in the TBC rate from 2007 and a 1% decrease in kWh sales. As a result of the annual true-up approved by the BPU in January 2008, the TBC rate for 2008 decreased from .6405 cents per kWh to .6337 cents per kWh.

Operating Expenses

Amortization of Bondable Transition Property (BTP)

Amortization of BTP increased approximately $145 thousand or 0.4% and $3 million or 4% for the quarter and six months ended June 30, 2008 as compared to the quarter and six months ended June 30, 2007, primarily due to decreases in Interest Expense due to the reduction in the total debt outstanding. As a regulated entity, we defer any over or under collection of expense to match against future revenues.

Servicing and Administrative Fees

PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees decreased $4 thousand or 1% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Interest Income

Interest Income decreased $441 thousand or 64% and $703 thousand or 50% for the quarter and six months ended June 30, 2008, respectively, as compared to the quarter and six months ended June 30, 2007, primarily due to lower average balances and lower interest rates in 2008.

Interest Expense

Interest expense decreased approximately $3 million or 9% and $6 million or 9% for the quarter and six months ended June 30, 2008, respectively, as compared to the quarter and six months ended June 30, 2007, due to a reduction in the total amount of debt outstanding.

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

Payments of principal, interest and all related expenses with respect to the Bonds were made by the Trustee on March 17, 2008 and June 16, 2008, totaling $70 million and $68 million, respectively, including funding of the Capital Subaccount and the overcollateralization subaccount to required levels.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes from the disclosures in the Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures as defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) to provide reasonable assurance that information required to be disclosed in the report that is filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported and is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, by others within the company to allow timely decisions regarding required disclosure. We have established a disclosure committee which includes several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by the report.

Internal Controls

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2008