Form 10-Q
period 2008-09-30
PSE&G TRANSITION FUNDING LLC
filed 2008-11-14
CIK 1091602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________ to____________

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

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSE&G TRANSITION FUNDING LLC
CONDENSED STATEMENT OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING REVENUES	$79,027	$80,844	$211,141	$215,350
OPERATING EXPENSES
Amortization of Bondable Transition Property	50,356	49,567	123,160	119,674
Servicing and Administrative Fees	378	379	1,174	1,179
Total Operating Expenses	50,734	49,946	124,334	120,853
OPERATING INCOME	28,293	30,898	86,807	94,497
Interest Income	247	675	949	2,080
Interest Expense	(28,461)	(31,388)	(87,477)	(96,032)
NET INCOME	$79	$185	$279	$545

See Notes to Condensed Financial Statements

PSE&G TRANSITION FUNDING LLC
CONDENSED BALANCE SHEET
(Thousands of Dollars)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,310	$2,031
Receivable from Member	62,465	56,320
Restricted Funds	1,320	6,807
Total Current Assets	66,095	65,158

Noncurrent Assets:
Restricted Funds	19,150	18,512
Bondable Transition Property	1,481,046	1,604,206
Deferred Issuance Costs	28,947	34,626
Regulatory Assets – Interest Rate Swap	1,624	3,574
Total Noncurrent Assets	1,530,767	1,660,918
TOTAL ASSETS	$1,596,862	$1,726,076

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$175,301	$169,036
Current Portion of Derivative Liability	1,624	2,754
Current Portion of Payable to Member	7,840	7,476
Accrued Interest	4,357	4,627
Total Current Liabilities	189,122	183,893

Long-Term Liabilities:
Long-Term Debt	1,324,850	1,453,543
Derivative Liability	—	820
Payable to Member	61,430	67,277
Regulatory Liability – Overcollateralization	6,525	5,887
Total Long-Term Liabilities	1,392,805	1,527,527
TOTAL LIABILITIES	1,581,927	1,711,420

MEMBER’S EQUITY
Contributed Capital	12,625	12,625
Retained Earnings	2,310	2,031
Total Member’s Equity	14,935	14,656
TOTAL LIABILITIES AND MEMBER’S EQUITY	$1,596,862	$1,726,076

See Notes to Condensed Financial Statements

PSE&G TRANSITION FUNDING LLC
CONDENSED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$279	$545
Adjustments to Reconcile Net Income to Net Cash
Flows from Operating Activities:
Amortization of Bondable Transition Property	123,160	119,674
Amortization of Deferred Issuance Costs	5,679	6,238
Net Changes in Certain Current Assets and Liabilities:
Receivable from Member	(6,145)	(8,581)
Restricted Funds	5,487	5,042
Accrued Interest	(270)	(496)
Net Increase in Overcollateralization	638	638
Net Cash Provided by Operating Activities	128,828	123,060

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Funds	(638)	(638)
Net Cash Used In Investing Activities	(638)	(638)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt	(122,428)	(116,763)
Repayment of Payable to Member	(5,483)	(5,114)
Net Cash Used in Financing Activities	(127,911)	(121,877)
Increase in Cash and Cash Equivalents	279	545
Cash and Cash Equivalents at Beginning of Period	2,031	1,315
Cash and Cash Equivalents at End of Period	$2,310	$1,860

Interest Paid	$82,068	$90,290

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

Basis of Presentation

     The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These condensed financial statements and notes to condensed financial statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2007 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

     The unaudited financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end condensed balance sheet was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2. The Bonds

     On January 31, 2001, we issued $2.525 billion of Bonds in eight classes with stated maturities ranging from one year to fifteen years, of which $1.500 billion in five classes remain outstanding as of September 30, 2008. The net proceeds of the issuance were remitted to PSE&G as consideration for the property right in the TBC.

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

     The status of the Bonds as of September 30, 2008 is as follows:

			Payments
	Initial		Made On	Current	Noncurrent	Final/	Final
	Principal	Interest	Bonds Through	Portion	Portion	Expected	Maturity
	Balance	Rate	September 30, 2008	Outstanding	Outstanding	Payment	Date
						Date
Class A-1	$105,249,914	5.46%	105,249,914	—	—	6/17/02	—
Class A-2	368,980,380	5.74%	368,980,380	—	—	3/15/05	—
Class A-3	182,621,909	5.98%	182,621,909	—	—	6/15/06	—
Class A-4	496,606,425	LIBOR + 0.30%	367,997,145	128,609,280	—	6/15/09	6/15/11
Class A-5	328,032,965	6.45%	—	46,691,341	281,341,624	3/15/11	3/15/13
Class A-6	453,559,632	6.61%	—	—	453,559,632	6/15/13	6/15/15
Class A-7	219,688,870	6.75%	—	—	219,688,870	6/15/14	6/15/16
Class A-8	370,259,905	6.89%	—	—	370,259,905	12/15/15	12/15/17
Total	$2,525,000,000		$1,024,849,348	$175,300,621	$1,324,850,031

     We have entered into an interest rate swap on our sole class of floating rate Bonds (Class A-4). The interest rate swap effectively converts the existing floating rate debt into fixed rate borrowings at 6.2875% . The notional amount of the interest rate swap is $497 million and is indexed to the three-month LIBOR rate. The fair value of the interest rate swap, which was approximately $(2) million as of September 30, 2008 and $(4) million as of December 31, 2007, was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Balance Sheet. The fair value of this swap will vary over time as a result of changes in market conditions. This amount is deferred and is expected to be recovered from PSE&G customers.

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

Note 3. Significant Agreements and Related Party Transactions

     Under the servicing agreement entered into by PSE&G and us, concurrently with the issuance of the first Series of Bonds, PSE&G, as servicer, is required to manage and administer our BTP and to collect the TBC on our behalf. Under the Finance Order, PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of Bonds issued. In addition we pay miscellaneous operating expenses to PSE&G up to $100 thousand per quarter, administration fees up to $31 thousand per quarter and trustee fees up to $4 thousand per quarter. Servicing and administrative fees paid to PSE&G for the quarters ended September 30, 2008 and 2007 were approximately $378 thousand and $379 thousand, respectively. Servicing and administrative fees paid to PSE&G for each of the nine months ended September 30, 2008 and 2007 were approximately $1.174 million and $1.179 million, respectively.

     As of September 30, 2008 and December 31, 2007, we had a receivable from our sole member, PSE&G, of $62 million and $56 million, respectively, related to TBC billings. As of September 30, 2008 and December 31, 2007, our payable to our member was $69 million and $75 million, respectively, which primarily relates to the costs in

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

excess of the $125 million of transaction costs provided for in the Finance Order that were paid by PSE&G and billed to us. Interest Expense relating to this payable to PSE&G for the quarters ended September 30, 2008 and 2007 was approximately $1 million. Interest Expense relating to this payable to PSE&G for each of the nine months ended September 30, 2008 and 2007 was approximately $4 million.

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

     As discussed in Note 2. The Bonds, we have an interest rate swap which is measured at fair value on a recurring basis. As of September 30, 2008, the fair value of the liability associated with this interest rate swap was $(2) million. This fair value is determined with Level 2 inputs which are based on quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

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

RESULTS OF OPERATIONS

Operating Revenues

     Transition Bond Charge (TBC) revenues decreased approximately $2 million or 2 % for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007. The decrease reflects a decline in the TBC rate from 2007 and a 1% decrease in Public Service Electric and Gas Company’s (PSE&G) sales volumes. TBC Revenues decreased approximately $4 million or 2% for the nine months ended September 30, 2008 as compared to the same period in 2007, primarily due to a decline in the TBC rate from 2007 and a 1% decrease in kWh sales. As a result of the annual true-up approved by the BPU in January 2008, the TBC rate for 2008 decreased from .6405 cents per kWh to .6337 cents per kWh.

Operating Expenses

     Amortization of Bondable Transition Property (BTP)

     Amortization of BTP increased approximately $1 million or 2% and $3 million or 3% for the quarter and nine months ended September 30, 2008 as compared to the quarter and nine months ended September 30, 2007, primarily due to decreases in Interest Expense due to the reduction in the total debt outstanding. As a regulated entity, we defer any over or under collection of expense to match against future revenues.

     Servicing and Administrative Fees

     PSE&G withholds from the TBC collections an annual servicing fee equal to 0.05% of the initial balance of the Bonds issued and charges an additional fee for various administrative costs. Servicing and Administrative Fees did not change materially for the quarter and nine months ended September 30, 2008 as compared to the quarter and nine months ended September 30, 2007.

Interest Income

     Interest Income decreased approximately $428 thousand or 64% and $1 million or 54% for the quarter and nine months ended September 30, 2008, respectively, as compared to the quarter and nine months ended September 30, 2007, primarily due to lower average balances and lower interest rates in 2008.

Interest Expense

     Interest expense decreased approximately $3 million or 9% and $9 million or 9% for the quarter and nine months ended September 30, 2008, respectively, as compared to the quarter and nine months ended September 30, 2007, due to a reduction in the total amount of debt outstanding.

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

     Payments of principal, interest and all related expenses with respect to the Bonds were made by the Trustee on March 17, 2008, June 16, 2008 and September 15, 2008, totaling approximately $70 million, $68 million and $74 million respectively, including funding of the Capital Subaccount and the overcollateralization subaccount to required levels.

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

Internal Controls

     We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2008